Form 10-Q
period 2024-09-30
Linkhome Holdings Inc.
filed 2025-01-17
CIK 2017758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to__________________________

Commission File Number:                          333-280379

Linkhome Holdings Inc.
(Exact name of registrant as specified in its charter)

Nevada	93-4316797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Executive Circle, Suite 100 Irvine, CA	92614
(Address of principal executive offices)	(Zip Code)

(800) 680 - 9158
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001	LHAI	Not listed on any exchange currently. Symbol has been reserved.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of January 17, 2025 the registrant had a total of 14,505,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated October 17, 2024 and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We are under no duty to update any of these forward-looking statements after completion of this Quarterly Report on Form 10-Q to conform these statements to actual results or revised expectations.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$718,138	$651,911
Accounts receivable, net	1,454,000	392
Prepaid expense	12,000	25,008
Deferred IPO costs	624,218	-
Total Current Assets	2,808,356	677,311

Noncurrent Assets
Equipment, net	75,474	87,469
Operating lease right-of-use assets, net	40,071	70,930
Intangible asset	399	-
Security deposits	6,235	4,235
Total Noncurrent Assets	122,179	162,634
Total Assets	$2,930,535	$839,945

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$37,616	$16,703
Auto loan payable, current	7,975	7,605
Operating lease liabilities, current	40,856	41,235
Other current liabilities	659,895	9,490
Due to related party	100,000	-
Total Current Liabilities	846,342	75,033

Noncurrent Liabilities
Auto loan payable, noncurrent	37,455	43,483
Operating lease liabilities, noncurrent	-	29,980
Total Noncurrent Liabilities	37,455	73,463
Total Liabilities	883,797	148,496

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,505,000 and 13,500,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	14,505	13,500
Paid-in capital	1,276,690	297,695
Retained earnings	755,543	380,254
Total Stockholders’ Equity	2,046,738	691,449
Total Liabilities and Stockholders’ Equity	$2,930,535	$839,945

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Revenues (including $1,823,050 and $0 from related parties for the three months ended September 30, 2024 and 2023, respectively, and $4,836,256 and $0 from related parties for the nine months ended September 30, 2024 and 2023, respectively)	$2,057,935	$102,461	$5,421,784	$151,118
Cost of Revenues	1,553,307	29,000	4,533,990	61,400
Gross Profit	504,628	73,461	887,794	89,718

Operating Expenses
Selling expenses	9,576	1,614	12,236	3,308
General and administrative expenses	93,185	18,946	331,127	20,663
Total Operating Expenses	102,761	20,560	343,363	23,971
Operating Income	401,867	52,901	544,431	65,747

Other Income (Expenses)
Other income	1,045	86	1,552	86
Interest expense	(741)	-	(2,311)	-
Financial expense	(285)	(4)	(478)	(7)
Total Other Income (Expenses), Net	19	82	(1,237)	79
Income before Income Taxes	401,886	52,983	543,194	65,826
Income Tax Expenses	117,777	187	167,905	987
Net Income	$284,109	$52,796	$375,289	$64,839
Earnings per Share – Basic	$0.02	$0.00	$0.03	$0.00
Weighted Average Number of Common Stock Outstanding – Basic	14,476,739	13,500,000	14,253,777	13,500,000

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in capital (capital	Retained	Total stockholder’s
	Shares	Amount	Shares	Amount	deficiency)	earnings	equity
Balance at July 1, 2024	-	$-	14,455,000	$14,455	$1,226,740	$471,434	$1,712,629
Common shares issued for equity financing	-	-	50,000	50	49,950	-	50,000
Net income	-	-	-	-	-	284,109	284,109
Balance at September 30, 2024	-	$-	14,505,000	$14,505	$1,276,690	$755,543	$2,046,738

Balance at July 1, 2023	-	$-	13,500,000	$13,500	$(5,305)	$241,262	249,457
Dividend paid	-	-	-	-	-	(159)	(159)
Net income	-	-	-	-	-	52,796	52,796
Balance at September 30, 2023	-	$-	13,500,000	$13,500	$(5,305)	$293,899	$302,094

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in capital (capital	Retained	Total stockholder’s
	Shares	Amount	Shares	Amount	deficiency)	earnings	equity
Balance at January 1, 2024	-	$-	13,500,000	$13,500	$297,695	$380,254	$691,449
Common shares issued for equity financing	-	-	1,005,000	1,005	978,995	-	980,000
Net income	-	-	-	-	-	375,289	375,289
Balance at September 30, 2024	-	$-	14,505,000	$14,505	$1,276,690	$755,543	$2,046,738

Balance at January 1, 2023	-	$-	13,500,000	$13,500	$(5,305)	$250,215	$258,410
Dividend paid	-	-	-	-	-	(21,155)	(21,155)
Net income	-	-	-	-	-	64,839	64,839
Balance at September 30, 2023	-	$-	13,500,000	$13,500	$(5,305)	$293,899	$302,094

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net Income	$375,289	$64,839
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	14,059	1,427
Lease expense	34,010	3,779
Change in allowance for credit losses	(9,092)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,444,516)	58,395
Prepaid expenses	13,008	-
Deferred IPO costs	(624,218)	-
Security deposits	(2,000)	(4,235)
Accounts payable	20,913	(18,814)
Other current liabilities	650,407	6,345
Payment of lease liabilities	(33,511)	(3,708)
Net Cash (Used in) Provided by Operating Activities	(1,005,651)	108,028

Cash Flows from Investing Activities
Purchase of furniture and fixtures	(982)	(4,343)
Purchase of office equipment	(1,082)	(929)
Purchase of automobile	-	(35,250)
Purchase of trademark	(399)	-
Net Cash Used in Investing Activities	(2,463)	(40,522)

Cash Flows from Financing Activities
Repayments of auto loan payable	(5,659)	-
Proceeds from related party dues	880,000	-
Repayments of related party dues	(780,000)	-
Proceeds from shares issued in equity financing	980,000	-
Dividend paid	-	(21,155)
Net Cash Provided by (Used in) Financing Activities	1,074,341	(21,155)
Net Increase in Cash and Cash Equivalents	66,227	46,351

Cash and Cash Equivalents, Beginning of Period	651,911	188,963
Cash and Cash Equivalents, End of Period	$718,138	$235,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$2,311	$-
Cash Paid for Income Taxes	$4,015	$-

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business

Linkhome Holdings Inc. (“Linkhome”, “Linkhome Holdings” or the “Company”) was incorporated in the State of Nevada, U.S. on November 6, 2023. The Company is a holding entity with no material operation of its own. Linkhome conducts substantially all of the operations through its fully owned subsidiary Linkhome Realty Group (“Linkhome Realty” or the “Subsidiary”), formerly known as Goldman Realty & Mortgage Inc.. Linkhome Realty was incorporated in the State of California, U.S. on July 13, 2021, and is engaged in real estate related activities including real estate purchases and sales through Cash Offer, and various real estate services, such as real estate agency service for buying and selling properties, property management, home renovation and mortgage referral services. On November 17, 2023, Linkhome Realty obtained the Company’s real estate broker license, following the Company’s Chief Executive Officer’s (“CEO”) receipt of his personal real estate broker license on August 8, 2023.

On December 1, 2023, all the shareholders of Linkhome Realty transferred all of their ownerships in Linkhome Realty and exchanged for 13,500,000 shares of Linkhome Holdings, for which the CEO is the major shareholder. The transfer was considered as a reorganization of entities under common control. The consolidation of the Company and its subsidiary has been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding consolidated financial reporting. The consolidated financial statements include the accounts of Linkhome Holdings and Linkhome Realty. All intercompany transactions and balances between the Company and its subsidiary have been eliminated upon consolidation. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates and judgments include, but are not limited to, revenue recognition, allowance for credit losses, income taxes, the useful lives of long-lived assets and assumptions used in assessing impairment of long-lived assets. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual amounts may differ from the estimated amounts, such differences are not likely to be material.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers cash, money market funds, investments in interest bearing demand deposit accounts, time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalent readily convertible to known amounts of cash are subject to an insignificant risk of changes in value.

Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell.

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The was no transition adjustment of the adoption of CECL.

The Company’s accounts receivable and prepaid expense in the consolidated balance sheets are within the scope of ASC Topic 326. As the Company has limited customers and debtors, the Company uses the loss-rate method to evaluate the expected credit losses on an individual basis. When establishing the loss rate, the Company makes the assessment on various factors, including historical experience, creditworthiness of customers and debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

Expected credit losses are recorded as an allowance for credit losses, which is netted against accounts receivable in the consolidated balance sheets, and are recognized as an expense in the consolidated statements of income. Receivables are written off against the allowance when all collection efforts have been exhausted and recovery is deemed remote. If the Company recovers amounts that were previously written off, the recovered amounts are recognized as a reduction to the provision for credit losses in the consolidated statements of income.

Accounts Receivable, Net

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for credit losses. The Company maintains allowances for credit losses for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment pattens and creditworthiness, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2024 and December 31, 2023, the Company had allowances for credit losses of $0 and $9,092, respectively.

Advance to Contractor

Advance to contractor represents the amount paid to contractor in advance for home renovation projects that are not yet completed and from which future economic benefits are expected to be received by the Company within normal operating cycle. A home renovation project is generally completed within one to three months from the date the advance payment is made.

Deferred Initial Public Offering (“IPO”) Costs

The Company accounts for deferred IPO costs in accordance with the requirement of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist of underwriting, legal, consulting, and other expenses incurred up to the balance sheet date that are directly attributable to the planned IPO. These deferred costs will be charged to shareholders’ equity upon the successful completion of the IPO. If the IPO is unsuccessful, all deferred costs, along with any additional expenses incurred, will be charged to operations. As of September 30, 2024 and December 31, 2023, deferred IPO costs amounted to $624,218 and $0, respectively.

Equipment, Net

Equipment is stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred, while additions, renewals and improvements that extend the useful lives of property and equipment are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any resulting gain or loss is reflected in the consolidated statements of income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expenses related to furniture and fixtures, office equipment, and vehicle for the three months ended September 30, 2024 and 2023 were $4,704 and $1,404, respectively. Depreciation expenses related to furniture and fixtures, office equipment, and vehicle for the nine months ended September 30, 2024 and 2023 were $14,059 and $1,427, respectively. The estimated useful lives by asset classification are generally as follows:

Estimated Useful Life
Furniture and fixtures	3 – 7 years
Office equipment	3 – 5 years
Vehicles	5 years

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these assets for the three and nine months ended September 30, 2024 and 2023.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current period and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets also include the prior years’ net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

The Company follows FASB ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. For the three and nine months ended September 30, 2024 and 2023, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Prior to January 1, 2024, Linkhome Realty filed its income tax return under Subchapter S of the Internal Revenue Code (“IRS”) as a S-corporation, and elected to be taxed as a pass-through entity, for which the income, losses, deductions, and credits flow through to the shareholders of the company for federal income tax purposes. Effective January 1, 2024, Linkhome Realty’s tax status became C-corporation, and is subject to a federal income tax rate of 21% and California state income tax rate of 8.84%. As a parent holding company of Linkhome Realty, Linkhome Holdings was incorporated in the State of Nevada on November 6, 2023, and is only subject to a federal income tax rate of 21%.

Revenue Recognition

In accordance with ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these goods or services. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identifies contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenues when (or as) it satisfies the performance obligation.

The Company derives its revenues primarily from real estate services and real estate purchases and sales through Cash Offer.

Real Estate Service Revenue

The Company’s real estate service revenue consists primarily of real estate agency commission for buying and selling properties for clients, and revenue generated from property management, home renovation, and mortgage referral services.

The Company earns agency commission revenue, usually at a fixed percentage of property’s selling price, through facilitating the buy or sale of various types of properties, including residential, commercial, and land parcels. The Company is considered an agent for these services provided, and reports service revenue earned through these transactions on a net basis. Revenue is recognized when the agency service is provided, usually at the closing of escrow.

The Company’s CEO has owned his personal real estate salesperson license since 2020 and obtained his personal real estate broker license on August 8, 2023. Prior to obtaining the broker license, the Company performed real estate transactions as a sales agent under a real estate brokerage firm, an unrelated third party, and earned sales commissions at fixed rates. On November 17, 2023, Linkhome Realty obtained a real estate broker license for the Company. Thus, the Company gradually transitioned from operating as a sales agent under a third-party real estate broker to a real estate broker independently. This transition marks a significant shift in the Company’s business model, as it no longer relies on other firms to conduct real estate transactions.

The Company provides property management services, which include two primary activities: tenant placement and ongoing property management. Tenant placement services involve marketing the property, identifying suitable tenants, and facilitating the rental agreement. For these services, the Company acts as an agent and charges a rental commission, either as a percentage of the first year’s rent or a fixed fee. Revenue from tenant placement is recognized at a point in time when a tenant is secured, and the lease contract is executed. Additionally, the Company provides ongoing property management services, which may include collecting rent on behalf of the landlord, coordinating maintenance and repairs, and addressing tenant inquiries during the lease term. For these services, the Company also acts as an agent and charges a service fee. Revenue from ongoing property management is recognized over time as the services are rendered, as the landlord simultaneously receives and consumes the benefits of the Company’s efforts.

The Company also offers a full range of home renovation services, from bathroom and kitchen renovations to customized home renovations and extensions, helping clients prepare their homes for sale or personalize newly purchased properties. The Company considers itself as a principal for this service as it has control of the specified service at any time before it is transferred to the customer, which is evidenced by (i) the Company is primarily responsible for fulfilling the promises to provide home renovation services meeting customer specifications, and assumes fulfilment risk (i.e., risk that the performance obligation will not be satisfied); and (ii) the Company has discretion in selecting third-party renovation contractors and establishing the price, and bears the risk for services that are not fully paid for by customers. The renovation period is usually within one to three months; the Company recognizes revenue when the renovation service is completed, on a gross basis with corresponding costs incurred.

In addition, the Company collaborates with lending institutions and mortgage brokers to assist clients in seeking and securing mortgage services, and aiding clients in the process of obtaining loans or financing for property purchases. The Company receives a referral fee as a percentage of the loan amount and recognizes revenue when the loan is approved.

Revenue from Property Purchases and Sales through Cash Offer

The Company’s revenue from purchases and sales through Cash Offer consists primarily of the Company’s purchasing a hot property in cash and then selling it to a customer. The Company purchases a property in cash with ownership transferred to Linkhome Realty. Subsequently, Linkhome Realty sells the property to the customer within a short period of time. Both purchase and sales transactions go through an escrow company. The Company is the principal of these transactions and recognizes revenue and cost when the property purchased is sold and escrow is closed. This type of revenue does not contain a financing component due to there being no difference between the amount of promised consideration and the cash selling price of the promised goods or services, and the length of time between when the Company transfers the promised goods or services to the customer and when the customer pays for those goods is very short, usually within a few weeks or a few months.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by revenue stream.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Real estate service revenue
Real estate agency commission	$299,789	$91,260
Property management service	4,046	5,201
Home renovation service	84,100	—
Mortgage referral fee	—	6,000
Total real estate service revenue	387,935	102,461
Revenue from property purchases and sales through Cash Offer	1,670,000	—
Total revenues	$2,057,935	$102,461

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Real estate service revenue
Real estate agency commission	$591,680	$133,327
Property management service	11,784	11,791
Home renovation service	203,726	—
Mortgage referral fee	4,050	6,000
Total real estate service revenue	811,240	151,118
Revenue from property purchases and sales through Cash Offer	4,610,544	—
Total revenues	$5,421,784	$151,118

Cost of Revenues

Cost of revenues consists primarily of (i) costs related to the purchase of properties under Linkhome Realty’s name, which are subsequently sold to the customer, and (ii) costs related to real estate services, including commission payouts to real estate agents working for the Company and renovation costs associated with home renovation services.

Segment Information

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the method a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manners in which management disaggregates a company. Management has determined the Company’s current operations constitute a single reportable segment in accordance with ASC 280. The Company’s only business and industry segment is real-estate industry, mainly including two revenue streams: (i) revenue from the Company’s purchases and sales through Cash Offer, and (ii) real estate services including real estate agency for buying and selling properties, property management, home renovation and mortgage referral services.

All customers of the Company resided within the United States, where all revenues were generated for the three and nine months ended September 30, 2024 and 2023. Additionally, all properties purchased and sold by the Company were situated within the United States. Therefore, no geographical segments are presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company has concentrated its credit risk for cash by maintaining deposits in the financial institutions in the United States. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. The Company has not experienced any losses relating to its cash and cash equivalents as of September 30, 2024 and December 31, 2023.

Fair Value of Financial Instruments

The Company applies the fair value measurement accounting standard in accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” whenever other accounting pronouncements require or permit fair value measurements. Fair value is defined in ASC 820-10 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels (Level 1 is the highest priority and Level 3 is the lowest priority):

●	Level 1 — Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

●	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, or other observable inputs that can be corroborated by observable market data.

●	Level 3 — Unobservable inputs that are not supported by market data. Unobservable inputs are developed based on the best information available, which might include the Company’s own data.

As of September 30, 2024 and December 31, 2023, the Company did not identify any assets and liabilities that are required to be re-measured at fair value. The carrying values of financial instruments included in current assets and current liabilities approximate their fair values because of their short maturities.

Leases

Under ASC 842, “Leases,” a contract is or contains a lease when the Company has the right to control the use of an identified asset. The Company determines if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. The commencement date of the lease is the date that the lessor makes an underlying asset available for use by the Company.

The Company determines if the lease is an operating or finance lease at the lease commencement date based upon the terms of the lease and the nature of the asset. The lease term used to calculate the lease liability includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Linkhome Realty’s office lease is classified as an operating lease, reflected in the operating lease right-of-use assets, current portion of operating lease liabilities and non-current portion of operating lease liabilities in the consolidated balance sheets.

The lease liability is measured at the present value of future lease payments, discounted using the discount rate for the lease at the commencement date. As the Company is typically unable to determine the implicit rate, the Company uses an incremental borrowing rate based on the lease term and economic environment at commencement date. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU assets include adjustments for prepayments and accrued lease payments. The right-of-use (“ROU”) asset is initially measured as the amount of lease liability, adjusted for any initial lease costs, prepaid lease payments, and reduced by any lease incentives.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, “Property, Plant, and Equipment,” as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As of September 30, 2024 and December 31, 2023, the Company recognized no impairment of ROU assets.

Related Parties and Transactions

The Company identifies related parties, and accounts for, discloses related party transactions in accordance with ASC 850, “Related Party Disclosures” and other relevant ASC standards.

Parties, which can be a corporation or individual, are related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence. Transactions between related parties commonly occurring in the normal course of business are related party transactions. Transactions between related parties are also considered to be related party transactions even though they may not be given accounting recognition. While ASC does not provide accounting or measurement guidance for such transactions, it nonetheless requires their disclosure.

Earnings per Share

Basic earnings per ordinary share is computed by dividing net income attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary shares outstanding and of potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted loss per share. For the three and nine months ended September 30, 2024 and 2023, the Company had no dilutive stocks.

Commitments and Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of September 30, 2024 and December 31, 2023, the Company has no such contingencies.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company’s management does not believe the adoption of ASU 2023-07 will have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Accounts receivable, gross	$1,454,000	$9,484
Less: allowance for credit losses	—	(9,092)
Accounts receivable, net	$1,454,000	$392

For the three months ended September 30, 2024 and 2023, the Company did not write off any accounts receivable against the allowance for credit losses. For the nine months ended September 30, 2024 and 2023, the Company wrote off accounts receivable of $9,092 and $0, respectively, against the allowance for credit losses.

NOTE 4 — PREPAID EXPENSE

Prepaid expense was $12,000 as of September 30, 2024, consisting of the advance paid to a consultant for services to be provided.

Prepaid expense was $25,008 as of December 31, 2023, consisting of the advance paid to the auditor for the audit of the Company’s financial statements in preparation for its Initial Public Offering (“IPO”).

NOTE 5 — EQUIPMENT, NET

Equipment, net consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Furniture and fixtures	$5,325	$4,343
Office equipment	2,238	1,156
Vehicles	88,028	88,028
Total	95,591	93,527
Less: accumulated depreciation	(20,117)	(6,058)
Equipment, net	$75,474	$87,469

Depreciation expenses for the three months ended September 30, 2024 and 2023 were $4,704 and $1,404, respectively. Depreciation expenses for the nine months ended September 30, 2024 and 2023 were $14,059 and $1,427, respectively.

NOTE 6 — SECURITY DEPOSITS

Security deposits were $6,235 as of September 30, 2024, consisting of (i) the refundable deposit of $4,235 paid to a landlord, and (ii) the refundable deposit of $2,000 paid to a city, which was a compliance bond required by the city during the purchase of the property to ensure that certain conditions or regulations were met before closing escrow.

Security deposits were $4,235 as of December 31, 2023, consisting of the refundable deposit paid to a landlord.

NOTE 7 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Payroll and payroll tax payable	$2,502	$2,873
Federal income tax payable	112,156	—
State income tax payable	57,239	5,505
Credit card payable	7,523	1,112
Accrued professional fees	479,475	—
Tenant-contributed emergency reserve	1,000	—
Total other current liabilities	$659,895	$9,490

As of September 30, 2024, accrued professional fees consisted of legal fees of $450,000, accounting fees of $7,000, and miscellaneous fees of $22,475.

NOTE 8 — AUTO LOAN PAYABLE

On September 3, 2023, the Company entered into a loan agreement with an unrelated third party for acquiring a vehicle. The auto loan, in the form of a promissory note, matures on September 18, 2029 and bears interest at a rate of 6.34% per annum, payable monthly beginning October 18, 2023. Interest expenses for this loan for the three months ended September 30, 2024 and 2023 were $741 and $0, respectively. Interest expenses for this loan for the nine months ended September 30, 2024 and 2023 were $2,311 and $0, respectively.

NOTE 9 — LEASE

On July 31, 2023, the Company entered into a lease agreement for an office in Irvine, California with a lease term of 24 months, commencing on September 1, 2023 and expiring on August 31, 2025. The initial monthly rental payment is $3,708 from September 1, 2023 to August 31, 2024, with an annual 3.85% increase to the amount of $3,850 starting on September 1, 2024.

The following tables presented the Company’s operating lease costs, lease components, remaining lease term and discount rate:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Operating lease costs	$11,337	$—

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating lease costs	$34,010	$—

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$40,071	$70,930
Operating lease liabilities – current	$40,856	$41,235
Operating lease liabilities – non-current	—	29,980
Total operating lease liabilities	$40,856	$71,215

September 30, 2024
Remaining lease term (years)	0.92
Discount rate	7.50%

The following table is a schedule, by years, of the minimum lease payments as of September 30, 2024:

Years Ended December 31,	Operating Lease Liabilities
Remaining 2024 (10/1/2024 – 12/31/2024)	$11,550
2025	30,802
Total lease payments	42,352
Less: imputed interest	(1,496)
Present value of lease liabilities	$40,856

NOTE 10 — INCOME TAXES

Linkhome Holdings was incorporated in the State of Nevada in November 2023 and is subject to a 21% corporate federal income tax rate. There is no state income tax in Nevada. Linkhome Holdings serves as a holding company for Linkhome Realty.

Effective July 13, 2021, Linkhome Realty elected to be taxed as a S-corporation, a pass-through entity, for which the income, losses, deductions, and credits flow through to the shareholders of the Company for federal tax purposes. The California state annual income tax for S-corporation is the greater of 1.5% of the corporation’s net income or $800. Effective January 1, 2024, Linkhome Realty’s tax status changed to C-corporation, subject to a 21% corporate federal income tax rate and an 8.84% California state income tax rate.

The Company’s provision for income taxes consisted of the following:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Current:
Federal income tax expense	$80,571	$—
State income tax expense	37,206	187
Total income tax expenses	$117,777	$187

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Current:
Federal income tax expense	$114,864	$—
State income tax expense	53,041	987
Total income tax expenses	$167,905	$987

The following tables reconciled the federal statutory rate to the Company’s effective tax rate for the three and nine months ended September 30, 2024 after Linkhome Realty’s tax status changed to C-corporation:

Three Months Ended September 30, 2024
Federal statutory income tax rate	21.00%
State statutory income tax rate, net of effect of state income tax deductible to federal income tax	7.32%
Permanent difference (non-deductible expenses)	0.04%
Change in valuation allowance	0.95%
Effective tax rate	29.31%

Nine Months Ended September 30, 2024
Federal statutory income tax rate	21.00%
State statutory income tax rate, net of effect of state income tax deductible to federal income tax	7.72%
Permanent difference (non-deductible expenses)	0.06%
Change in valuation allowance	2.13%
Effective tax rate	30.91%

As of September 30, 2024 and December 31, 2023, the net deferred tax assets consisted of the following:

	September 30, 2024	December 31, 2023
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$11,582	$—
Less: valuation allowance	(11,582)	—
Deferred tax assets, net	$—	$—

The Company evaluates its valuation allowance requirements at end of each reporting period by reviewing all available evidence, both positive and negative, and considering whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under applicable tax law. As of September 30, 2024, Linkhome Holdings had $11,582 net operating loss that can be carried forward to offset future taxable income indefinitely. Due to uncertainties surrounding future utilization on Linkhome Holdings, the Company recorded 100% valuation allowance against the deferred tax assets as of September 30, 2024, based upon management’s assessment as to their realization.

NOTE 11 — RELATED PARTY TRANSACTIONS

Net Revenues — Related Party

Name of Related Party	Nature	Relationship	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Haiyan Ma	Real estate service revenue – real estate agency commission	The Company’s shareholder with 12.41% ownership	$62,550	$—
Na Li	Revenue from property purchases and sales through Cash Offer	The Company’s shareholder with 7.24% ownership, Chief Financial Officer, and Director	1,670,000	—
Na Li	Real estate service revenue – home renovation service	The Company’s shareholder with 7.24% ownership, Chief Financial Officer, and Director	40,500	—
Zhen Qin & Na Li	Real estate service revenue – real estate agency commission	Zhen Qin: The Company’s shareholder with 52.74% ownership, Chairman of the Board, and Chief Executive Officer; Na Li: The Company’s shareholder with 7.24% ownership, Chief Financial Officer, and Director; Zhen Qin and Na Li are spouses	50,000	—
Total			$1,823,050	$—

For the three months ended September 30, 2024, the Company provided real estate agency services to Haiyan Ma, assisting with the sale of two properties and the purchase of one property, for which the Company earned a total of $62,550 in real estate agency commission.

For the three months ended September 30, 2024, the Company purchased a property in cash for $1,425,930 from Haiyan Ma under its name and subsequently sold it to Na Li for $1,670,000.

For the three months ended September 30, 2024, the Company provided home renovation services to Na Li on a home renovation project, for which the Company earned $40,500 in home renovation service revenue and incurred $37,945 in renovation costs.

For the three months ended September 30, 2024, the Company provided real estate agency services to Zhen Qin and Na Li, assisting with the purchase of a property, for which the Company earned $50,000 in real estate agency commission.

Name of Related Party	Nature	Relationship	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Haiyan Ma	Revenue from property purchases and sales through Cash Offer	The Company’s shareholder with 12.41% ownership	$2,940,544	$—
Haiyan Ma	Real estate service revenue – real estate agency commission	The Company’s shareholder with 12.41% ownership	62,650	—
Haiyan Ma	Real estate service revenue – home renovation service	The Company’s shareholder with 12.41% ownership	53,012	—
Na Li	Revenue from property purchases and sales through Cash Offer	The Company’s shareholder with 7.24% ownership, Chief Financial Officer, and Director	1,670,000	—
Na Li	Real estate service revenue – home renovation service	The Company’s shareholder with 7.24% ownership, Chief Financial Officer, and Director	44,500	—
Zhen Qin & Na Li	Real estate service revenue – real estate agency commission	Zhen Qin: The Company’s shareholder with 52.74% ownership, Chairman of the Board, and Chief Executive Officer; Na Li: The Company’s shareholder with 7.24% ownership, Chief Financial Officer, and Director; Zhen Qin and Na Li are spouses	50,000	—
Two minority shareholders	Real estate service revenue – real estate agency commission	The Company’s shareholders with less than 1% ownership for each	15,550	—
Total			$4,836,256	$—

For the nine months ended September 30, 2024, the Company purchased three properties in cash for $2,884,882 from unrelated parties under its name and subsequently sold them to Haiyan Ma for $2,940,544.

For the nine months ended September 30, 2024, the Company provided real estate agency services to Haiyan Ma, assisting with the sale of two properties and the purchase of one property, for which the Company earned a total of $62,650 in real estate agency commission.

For the nine months ended September 30, 2024, the Company provided home renovation services to Haiyan Ma on three home renovation projects, for which the Company earned $53,012 in home renovation service revenue and incurred $43,332 in renovation costs.

For the nine months ended September 30, 2024, the Company purchased a property in cash for $1,425,930 from Haiyan Ma under its name and subsequently sold it to Na Li for $1,670,000.

For the nine months ended September 30, 2024, the Company provided home renovation services to Na Li on two home renovation projects, for which the Company earned $44,500 in home renovation service revenue and incurred $39,245 in renovation costs.

For the nine months ended September 30, 2024, the Company provided real estate agency services to Zhen Qin and Na Li, assisting with the purchase of a property, for which the Company earned $50,000 in real estate agency commission.

For the nine months ended September 30, 2024, the Company provided real estate agency services to two minority shareholders, assisting one shareholder with selling a property and the other shareholder with purchasing a property, for which the Company earned a total of $15,550 in real estate agency commission.

Cost of Revenues — Related Party

Name of Related Party	Nature	Relationship	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Haiyan Ma	Cost of property purchases and sales through Cash Offer	The Company’s shareholder with 12.41% ownership	$1,420,000	$—
Zhen Qin	Cost of real estate services – commission payouts	The Company’s shareholder with 52.74% ownership, Chairman of the Board and Chief Executive Officer	45,000	29,000
Total			$1,465,000	$29,000

For the three months ended September 30, 2024, the Company purchased a property in cash for $1,425,930 from Haiyan Ma, which included $1,420,000 paid to Haiyan Ma as the total consideration and $5,930 in title charges, escrow charges, and other related costs. The Company subsequently sold the property to Na Li for $1,670,000. The total purchase cost of $1,425,930 was recorded as cost of revenues, with $1,420,000 specifically identified as a related party transaction.

For the three months ended September 30, 2024 and 2023, the Company paid Zhen Qin commission payouts of $45,000 and $29,000, respectively, for real estate transactions he conducted on behalf of the Company, which were recorded in cost of revenues.

Name of Related Party	Nature	Relationship	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Haiyan Ma	Cost of property purchases and sales through Cash Offer	The Company’s shareholder with 12.41% ownership	$1,420,000	$—
Zhen Qin	Cost of real estate services – commission payouts	The Company’s shareholder with 52.74% ownership, Chairman of the Board and Chief Executive Officer	45,000	61,400
Total			$1,465,000	$61,400

For the nine months ended September 30, 2024, the Company purchased a property in cash for $1,425,930 from Haiyan Ma, which included $1,420,000 paid to Haiyan Ma as the total consideration and $5,930 in title charges, escrow charges, and other related costs. The Company subsequently sold the property to Na Li for $1,670,000. The total purchase cost of $1,425,930 was recorded as cost of revenues, with $1,420,000 specifically identified as a related party transaction.

For the nine months ended September 30, 2024 and 2023, the Company paid Zhen Qin commission payouts of $45,000 and $61,400, respectively, for real estate transactions he conducted on behalf of the Company, which were recorded in cost of revenues.

Due to Related Party

Name of Related Party	Nature	Relationship	September 30, 2024	December 31, 2023
Zhen Qin	Due on demand, non-interest bearing	The Company’s shareholder with 52.74% ownership, Chairman of the Board and Chief Executive Officer	$100,000	$—
Total			$100,000	$—

On May 1, 2024, Zhen Qin lent $530,000 to the Company to support its operational needs. As of September 30, 2024, the Company repaid $430,000 to Zhen Qin, and there was an outstanding balance of $100,000.

NOTE 12 — STOCKHOLDERS’ EQUITY

On June 1, 2023, Linkhome Realty entered into an Angel Investment Agreement with an angel investor to issue 1,800,000 common shares of Linkhome Realty at $0.001 per share for total proceeds of $300,000. Linkhome Realty received proceeds in November 2023. Following the reorganization finalized on December 1, 2023, the $300,000 investment was acknowledged as part of the initial capital contribution, making the angel investor become one of the initial shareholders of Linkhome Holdings.

Linkhome Holdings was incorporated in the State of Nevada on November 6, 2023. The authorized number of common shares is 100,000,000 shares with $0.001 par value; 13,500,000 common shares were issued and outstanding upon reorganization that was completed on December 1, 2023, including the 1,800,000 shares of the angel investor described above. The authorized number of preferred shares is 1,000,000 shares with $0.001 par value; no shares were issued as of September 30, 2024 and December 31, 2023.

For the three months ended September 30, 2024, the Company entered into a stock subscription agreement with an existing individual investor to issue 50,000 common shares at $1.00 per share for total proceeds of $50,000. For the nine months ended September 30, 2024, the Company entered into a series of stock subscription agreements with individual investors to issue 1,005,000 common shares at a range of per share prices from $0.50 – $1.00 for total proceeds of $980,000. As a result, the Company had 14,505,000 common shares issued and outstanding as of September 30, 2024.

NOTE 13 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the consolidated financial statements and no subsequent event has been identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with those statements. You should read the following discussion in conjunction with “Selected Historical Financial and Other Data” and our audited consolidated financial statements and related notes which are included elsewhere in this prospectus. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, but not limited to, those described under “Risk Factors” and included in other portions of this prospectus.

This prospectus includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our,” or the “Company” are to Linkhome Holdings Inc. and its subsidiary, except where the context requires otherwise.

Overview

Linkhome Holdings Inc. (“Linkhome,” “Linkhome Holdings,” the “Company,” or “We”) is a corporation incorporated under the laws of Nevada on November 6, 2023. Linkhome was incorporated as a holding company with no material operations of its own. Linkhome conducts substantially all of the operations through its subsidiary, Linkhome Realty Group, a California corporation (“Linkhome Realty”). Located in Irvine, California, Linkhome Realty is presently focused on serving the Southern California market, and, over time, intends to establish a nationwide marketing network covering multiple states.

Linkhome Realty focuses on comprehensive real estate activities as a one-stop destination for a variety of real estate needs. By using Artificial Intelligence (“AI”) to streamline the property search and transaction process, we facilitate property transactions as a real estate agency and provide efficient property management services. We offer comprehensive assistance to our clients in real estate investments by diversifying our services and providing clients with access to a wide range of real estate solutions. We provide personalized services to both buyers and sellers to meet their various real estate needs, and help our clients buy and sell property more efficiently.

Additionally, we purchase and sell real estate for our clients through our Cash Offer program. The Cash Offer program was developed to serve our customers’ needs for increasing the successful rate of purchase their desired houses. We also use this service as an effective marketing tool to attract more clients. We use cash to purchase the target property first, and then sell it to the customer. This service is particularly effective in the competitive U.S. real estate market, where buyers often face competition and bidding for popular properties during the home purchase bid. Our ability to make all-cash offers helps our clients secure desired properties quickly, thereby enhancing their chances of success. Our ultimate strategic goal is to become the premier AI driven real estate technology company, utilizing artificial intelligence to transform the real estate industry, making property transactions more user-friendly, transparent, and efficient. Currently, our funding for Cash Offer comes primarily from investments made by our CEO and shareholders. With the funds generated from this offering, we plan to expand our Cash Offer program. We believe and are confident that our revenue will continue to grow and we will become more profitable over time.

Key Factors that Affect Our Results of Operations

●	Market Conditions: Fluctuations in the real estate market, including changes in supply and demand dynamics, interest rate, economic conditions, and regulatory policies, can significantly impact on our business. We closely monitor market trends and adapt our strategies accordingly to mitigate risks and capitalize on opportunities.

●	Technology Integration: As we strive to become the premier AI real estate company, our ability to effectively integrate AI and other innovative technologies into our operations is crucial.

●	Client Preferences and Demands: We continuously assess client feedback, market research and industry trends to improve our services.

●	Competition: The real estate industry is highly competitive, with numerous companies competing for market share and client attention. We strive to differentiate ourselves through our comprehensive services, innovative solutions and exceptional customer service. Continuous assessment of competitor strategies and market positioning informs our efforts to maintain a competitive advantage.

●	Economic Factors: Macroeconomic factors, such as GDP growth, employment rates, inflation, which can influence real estate market dynamics and consumer behavior.

●	Operational Efficiency: The process of real estate transaction includes multiple steps. We continuously optimize our processes, invest in staff training and development, and leverage technology to enhance productivity.

Related Party Transactions

Related Parties

The following individuals are considered related parties due to their roles and shareholdings in the Company:

●	Haiyan Ma: Shareholder with 12.41% ownership.

●	Zhen Qin: Chairman of the Board, Chief Executive Officer (“CEO”), and shareholder with 52.74% ownership. Zhen Qin also serves as a licensed real estate agent acting on behalf of the Company.

●	Na Li: Chief Financial Officer (“CFO”), Director, and shareholder with 7.24% ownership. Na Li is the spouse of Zhen Qin.

For the Three Months Ended September 30, 2024 and 2023

Property Purchases and Sales Through Cash Offer

For the three months ended September 30, 2024, the Company purchased a property in cash for $1,425,930 from Haiyan Ma, which included $1,420,000 paid to Haiyan Ma as the total consideration and $5,930 in title charges, escrow charges, and other related costs. The Company subsequently sold the property to Na Li for $1,670,000.

Real Estate Agency Services

For the three months ended September 30, 2024, the Company provided real estate agency services to Haiyan Ma, assisting with the sale of two properties and the purchase of one property, for which the Company earned a total of $62,550 in real estate agency commission.

For the three months ended September 30, 2024, the Company assisted Zhen Qin and Na Li with the purchase of a property, for which the Company earned $50,000 in real estate agency commission.

Home Renovation Services

For the three months ended September 30, 2024, the Company provided home renovation services to Na Li on a home renovation project, for which the Company earned $40,500 in home renovation service revenue and incurred $37,945 in renovation costs.

Commission Payouts

For the three months ended September 30, 2024 and 2023, the Company paid Zhen Qin commission payouts of $45,000 and $29,000, respectively, for real estate transactions he conducted on behalf of the Company, which were recorded in cost of revenues.

For the Nine Months Ended September 30, 2024 and 2023

Property Purchases and Sales Through Cash Offer

For the nine months ended September 30, 2024, the Company purchased three properties in cash for $2,884,882 from unrelated parties and subsequently sold them to Haiyan Ma for $2,940,544.

For the nine months ended September 30, 2024, the Company purchased a property in cash for $1,425,930 from Haiyan Ma, which included $1,420,000 paid to Haiyan Ma as the total consideration and $5,930 in title charges, escrow charges, and other related costs. The Company subsequently sold the property to Na Li for $1,670,000.

Real Estate Agency Services

For the nine months ended September 30, 2024, the Company provided real estate agency services to Haiyan Ma, assisting with the sale of two properties and the purchase of one property, for which the Company earned a total of $62,650 in real estate agency commission.

For the nine months ended September 30, 2024, the Company assisted Zhen Qin and Na Li with the purchase of a property, for which the Company earned $50,000 in real estate agency commission.

For the nine months ended September 30, 2024, the Company provided real estate agency services to two minority shareholders, assisting one shareholder with selling a property and the other shareholder with purchasing a property, for which the Company earned a total of $15,550 in real estate agency commission.

Home Renovation Services

For the nine months ended September 30, 2024, the Company provided home renovation services to Haiyan Ma on three home renovation projects, for which the Company earned $53,012 in home renovation service revenue and incurred $43,332 in renovation costs.

For the nine months ended September 30, 2024, the Company provided home renovation services to Na Li on two home renovation projects, for which the Company earned $44,500 in home renovation service revenue and incurred $39,245 in renovation costs.

Commission Payouts

For the nine months ended September 30, 2024 and 2023, the Company paid Zhen Qin commission payouts of $45,000 and $61,400, respectively, for real estate transactions he conducted on behalf of the Company, which were recorded in cost of revenues.

As of September 30, 2024 and December 31, 2023

Due to Related Party

On May 1, 2024, Zhen Qin lent $530,000 to the Company to support its operational needs. As of September 30, 2024, the Company repaid $430,000 to Zhen Qin, and there was an outstanding balance of $100,000.

Selected Income Statement Items

Net Revenues

We derive our net revenues from (i) real estate purchases and sales made through Cash Offer, and (ii) real estate services including acting as real estate agency for buying and selling properties, property management, home renovation and mortgage referral services. The following table presented our net revenues by revenue stream for the periods presented:

	Three Months Ended September 30,
	2024		2023		Change
	Amount	%	Amount	%	Amount	%
Revenue from property purchases and sales through Cash Offer	$1,670,000	81.15%	$—	—%	$1,670,000	—%
Real estate service revenue
Real estate agency commission	299,789	14.56%	91,260	89.06%	208,529	228.50%
Property management service	4,046	0.20%	5,201	5.08%	(1,155)	(22.21)%
Home renovation service	84,100	4.09%	—	—%	84,100	—%
Mortgage referral fee	—	—%	6,000	5.86%	(6,000)	(100.00)%
Total real estate service revenue	387,935	18.85%	102,461	100.00%	285,474	278.62%
Total net revenues	$2,057,935	100.00%	$102,461	100.00%	$1,955,474	1,908.51%

	Nine Months Ended September 30,
	2024		2023		Change
	Amount	%	Amount	%	Amount	%
Revenue from property purchases and sales through Cash Offer	$4,610,544	85.04%	$—	—%	$4,610,544	—%
Real estate service revenue
Real estate agency commission	591,680	10.91%	133,327	88.23%	458,353	343.78%
Property management service	11,784	0.22%	11,791	7.80%	(7)	(0.06)%
Home renovation service	203,726	3.76%	—	—%	203,726	—%
Mortgage referral fee	4,050	0.07%	6,000	3.97%	(1,950)	(32.50)%
Total real estate service revenue	811,240	14.96%	151,118	100.00%	660,122	436.82%
Total net revenues	$5,421,784	100.00%	$151,118	100.00%	$5,270,666	3,487.78%

Revenue from Property Purchases and Sales Through Cash Offer

In a competitive real estate market, a buyer who pays in full cash is more likely to secure a property. To give buyers an edge in competitive markets, we offer Cash Offer program which enables buyers to make all-cash offers on properties, even if they require financing. Through our Cash Offer program, we provide the funds to make a cash offer once the client identifies a property. If the seller accepts the cash offer, we purchase the property in cash to secure its ownership, and subsequently sell it to the client within a short period of time. Our property purchases and sales through Cash Offer focus primarily on residential and commercial properties.

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenue from property purchases and sales through Cash Offer accounted for 81.15% and 0% of net revenues for the three months ended September 30, 2024 and 2023, respectively. Our revenue from property purchases and sales through Cash Offer was $1,670,000 for the three months ended September 30, 2024, compared to $0 for the three months ended September 30, 2023, as we started this new revenue stream in late 2023. For the three months ended September 30, 2024, one property was purchased and sold through the Cash Offer program at a transaction price of $1.67 million.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenue from property purchases and sales through Cash Offer accounted for 85.04% and 0% of net revenues for the nine months ended September 30, 2024 and 2023, respectively. Our revenue from property purchases and sales through Cash Offer was $4,610,544 for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023, as we started this new revenue stream in late 2023. For the nine months ended September 30, 2024, four properties were purchased and sold through the Cash Offer program with an average transaction price of $1.13 million.

Real Estate Service Revenue

We offer comprehensive real estate services tailored to meet the diverse needs of our clients. Our real estate service revenue consists primarily of real estate agency commission for buying and selling properties for clients, and revenue generated from property management, home renovation and mortgage referral services.

Comparison of the Three Months Ended September 30, 2024 and 2023

Real estate service revenue accounted for 18.85% and 100% of net revenues for the three months ended September 30, 2024 and 2023, respectively. Our real estate service revenue increased by $285,474, or 278.62%, from $102,461 for the three months ended September 30, 2023, to $387,935 for the three months ended September 30, 2024. This increase was primarily driven by an increase in real estate agency commission and home renovation service revenue, partially offset by a decrease in mortgage referral fee and property management service revenue, as explained below.

Real estate agency commission increased by $208,529, or 228.50%, from $91,260 for the three months ended September 30, 2023, to $299,789 for the three months ended September 30, 2024. This increase was primarily driven by a 244.86% increase in transaction volume, resulting from a 150.00% increase in the number of real estate transactions and a 37.94% increase in the average transaction price. For the three months ended September 30, 2024, we achieved a total transaction volume of $18,363,474 by completing 15 real estate transactions at an average transaction price of $1.22 million, while we achieved a total transaction volume of $5,324,887 by completing 6 real estate transactions at an average transaction price of $0.89 million for the three months ended September 30, 2023. The increase in real estate agency commission was partially offset by an increase in rebates, as we offered higher rebates to attract more clients and expand market share. Rebates increased by $45,027, or 315.98%, from $14,250 for the three months ended September 30, 2023, to $59,277 for the three months ended September 30, 2024. Rebates accounted for 16.51% and 13.51% of gross real estate agency commission for the three months ended September 30, 2024 and 2023, respectively.

Revenue from home renovation service was $84,100 for the three months ended September 30, 2024, compared to $0 for the three months ended September 30, 2023, as we started providing this service in late 2023 in response to increasing demand for home renovation to enhance living spaces and increase home equity. We completed five home renovation projects for the three months ended September 30, 2024.

Revenue from mortgage referral service was $0 for the three months ended September 30, 2024, compared to $6,000 for the three months ended September 30, 2023. We assisted one client in securing a mortgage for the three months ended September 30, 2023.

Revenue from property management service decreased by $1,155, or 22.21%, from $5,201 for the three months ended September 30, 2023, to $4,046 for the three months ended September 30, 2024. For the three months ended September 30, 2024, we solicited tenants for two properties, consistent with the same period in 2023. In addition to tenant placement services, we started providing ongoing property management services in 2024, managing two properties for the three months ended September 30, 2024. The decrease in revenue was primarily attributable to a lower average revenue per tenant placement during the 2024 period and the initial implementation of ongoing property management services, which are structured to generate recurring revenue over time rather than upfront payments.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Real estate service revenue accounted for 14.96% and 100% of net revenues for the nine months ended September 30, 2024 and 2023, respectively. Our real estate service revenue increased by $660,122, or 436.82%, from $151,118 for the nine months ended September 30, 2023, to $811,240 for the nine months ended September 30, 2024. This increase was primarily driven by an increase in real estate agency commission and home renovation service revenue, partially offset by a slight decrease in mortgage referral fee and property management service revenue, as explained below.

Real estate agency commission increased by $458,353, or 343.78%, from $133,327 for the nine months ended September 30, 2023, to $591,680 for the nine months ended September 30, 2024. This increase was primarily driven by a 327.39% increase in transaction volume, resulting from a 240.00% increase in the number of real estate transactions and a 25.70% increase in the average transaction price. For the nine months ended September 30, 2024, we achieved a total transaction volume of $35,296,729 by completing 34 real estate transactions at an average transaction price of $1.04 million, while we achieved a total transaction volume of $8,258,719 by completing 10 real estate transactions at an average transaction price of $0.83 million for the nine months ended September 30, 2023. The increase in real estate agency commission was partially offset by an increase in rebates, as we offered higher rebates to attract more clients and expand market share. Rebates increased by $119,886, or 600.33%, from $19,970 for the nine months ended September 30, 2023, to $139,856 for the nine months ended September 30, 2024. Rebates accounted for 19.12% and 13.03% of gross real estate agency commission for the nine months ended September 30, 2024 and 2023, respectively.

Revenue from home renovation service was $203,726 for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023, as we started providing this service in late 2023 in response to increasing demand for home renovation to enhance living spaces and increase home equity. We completed 11 home renovation projects for the nine months ended September 30, 2024.

Revenue from mortgage referral service decreased by $1,950, or 32.50%, from $6,000 for the nine months ended September 30, 2023, to $4,050 for the nine months ended September 30, 2024. We assisted one client in securing a mortgage for the nine months ended September 30, 2024 and 2023, respectively. The decrease in revenue was primarily attributable to a lower referral fee earned per transaction in 2024 compared to 2023.

Revenue from property management service decreased slightly by $7, or 0.06%, from $11,791 for the nine months ended September 30, 2023, to $11,784 for the nine months ended September 30, 2024. We solicited tenants for seven properties for the nine months ended September 30, 2024, compared to six properties for the nine months ended September 30, 2023. In addition to tenant placement services, we started providing ongoing property management services in 2024, managing two properties for the nine months ended September 30, 2024. The slight decrease in revenue was primarily attributable to a lower average revenue per tenant placement during the 2024 period and the initial implementation of ongoing property management services, which are structured to generate recurring revenue over time rather than upfront payments.

Cost of Revenues

Our cost of revenues consists primarily of (i) costs related to the purchase of properties under Linkhome Realty’s name, which are subsequently sold to the customer, and (ii) costs related to real estate services, including commission payouts to real estate agents working for the Company and renovation costs associated with home renovation services.

We derive our cost of revenues from two revenue streams: (i) property purchases and sales through Cash Offer and (ii) real estate services. The following table presented our cost of revenues by revenue stream for the periods presented:

	Three Months Ended September 30,
	2024		2023		Change
	Amount	%	Amount	%	Amount	%
Cost of property purchases and sales through Cash Offer	$1,425,829	91.79%	$—	—%	$1,425,829	—%
Cost of real estate services	127,478	8.21%	29,000	100.00%	98,478	339.58%
Total cost of revenues	$1,553,307	100.00%	$29,000	100.00%	$1,524,307	5,256.23%

	Nine Months Ended September 30,
	2024		2023		Change
	Amount	%	Amount	%	Amount	%
Cost of property purchases and sales through Cash Offer	$4,310,711	95.08%	$—	—%	$4,310,711	—%
Cost of real estate services	223,279	4.92%	61,400	100.00%	161,879	263.65%
Total cost of revenues	$4,533,990	100.00%	$61,400	100.00%	$4,472,590	7,284.35%

Comparison of the Three Months Ended September 30, 2024 and 2023

Cost of property purchases and sales through Cash Offer was $1,425,829 for the three months ended September 30, 2024, compared to $0 for the three months ended September 30, 2023, as we started this new revenue stream in late 2023. The increase in cost of property purchases and sales through Cash Offer was primarily driven by the purchase of a property that was subsequently sold through our Cash Offer program for the three months ended September 30, 2024.

Cost of real estate services increased by $98,478, or 339.58%, from $29,000 for the three months ended September 30, 2023, to $127,478 for the three months ended September 30, 2024. The increase in cost of real estate services was primarily driven by an increase in renovation costs as we started providing home renovation service in late 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Cost of property purchases and sales through Cash Offer was $4,310,711 for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023, as we started this new revenue stream in late 2023. The increase in cost of property purchases and sales through Cash Offer was primarily driven by purchases of the properties that were subsequently sold through our Cash Offer program for the nine months ended September 30, 2024.

Cost of real estate services increased by $161,879, or 263.65%, from $61,400 for the nine months ended September 30, 2023, to $223,279 for the nine months ended September 30, 2024. The increase in cost of real estate services was primarily driven by an increase in renovation costs as we started providing home renovation service in late 2023, which was partially offset by a decrease in commission payouts to our real estate agents, especially to our CEO, as he has spent more time on expanding the new market and AI development in 2024.

Selling, General and Administrative Expenses

Our selling expenses consist primarily of staging, advertising and marketing costs, including online and offline marketing, photography and videography. We expect our selling expenses as a percentage of net revenues to modestly increase in the foreseeable future to achieve high-quality growth.

Our general and administrative expenses consist primarily of professional service costs, payroll and payroll related costs, rent and other overhead costs. We anticipate our general and administrative expenses will increase in the short term as a result of increased costs associated with being a public company, which will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys, and accountants; however, we expect our general and administrative expenses as a percentage of net revenues to decrease over the long term as we continue to enhance overall cost control to improve operating margin.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarized our consolidated results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	% of Revenues	2023	% of Revenues	Change	Percentage Change
Net revenues	$2,057,935	100.00%	$102,461	100.00%	$1,955,474	1,908.51%
Cost of revenues	1,553,307	75.48%	29,000	28.30%	1,524,307	5,256.23%
Gross profit	504,628	24.52%	73,461	71.70%	431,167	586.93%
Operating expenses
Selling expenses	9,576	0.47%	1,614	1.58%	7,962	493.31%
General and administrative expenses	93,185	4.52%	18,946	18.49%	74,239	391.85%
Total operating expenses	102,761	4.99%	20,560	20.07%	82,201	399.81%
Operating income	401,867	19.53%	52,901	51.63%	348,966	659.66%
Other income, net	19	—%	82	0.08%	(63)	(76.83)%
Income before income taxes	401,886	19.53%	52,983	51.71%	348,903	658.52%
Income tax expenses	117,777	5.72%	187	0.18%	117,590	62,882.35%
Net income	$284,109	13.81%	$52,796	51.53%	$231,313	438.13%

Net Revenues

Net revenues for the three months ended September 30, 2024 and 2023 were $2,057,935 and $102,461, respectively, representing an increase of $1,955,474 or 1,908.51%. This increase was primarily driven by a $1,670,000 increase in revenue from property purchases and sales through Cash Offer, and a $285,474 increase in real estate service revenue.

Cost of Revenues

	Three Months Ended September 30,
	2024	2023	Change	Percentage Change
Cost of property purchases and sales through Cash Offer	$1,425,829	$—	$1,425,829	—%
Cost of real estate services	127,478	29,000	98,478	339.58%
Total cost of revenues	$1,553,307	$29,000	$1,524,307	5,256.23%
As a percentage of net revenues	75.48%	28.30%

Cost of revenues for the three months ended September 30, 2024 and 2023 was $1,553,307 and $29,000, respectively, representing an increase of $1,524,307 or 5,256.23%. This increase was primarily driven by higher costs associated with the increase in revenue from property purchases and sales through Cash Offer.

Gross Profit and Gross Margin

	Three Months Ended September 30,
	2024		2023
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Property purchases and sales through Cash Offer	$244,170	11.86%	$—	—%
Real estate services	260,458	12.66%	73,461	71.70%
Total	$504,628	24.52%	$73,461	71.70%

Gross profit for the three months ended September 30, 2024 and 2023 was $504,628 and $73,461, respectively, representing an increase of $431,167 or 586.93%. The blended gross margin was 24.52% for the three months ended September 30, 2024, compared to 71.70% for the three months ended September 30, 2023.

Gross profit from property purchases and sales through Cash Offer as a percentage of revenue from property purchases and sales through Cash Offer was 14.62% for the three months ended September 30, 2024, compared to 0% for the three months ended September 30, 2023, as we started this new revenue stream in late 2023. We expect that our Cash Offer program might continue to adversely affect our gross margin in the short term but will provide us with significant long-term growth opportunities, as it allows us to stand out in a highly competitive real estate market to attract more clients and increase our market share.

Gross profit from real estate services as a percentage of real estate service revenue was 67.14% for the three months ended September 30, 2024, compared to 71.70% for the three months ended September 30, 2023. This decrease was primarily due to increased renovation costs. We started providing home renovation service in late 2023; gross profit from home renovation service as a percentage of home renovation service revenue was 17.11% for the three months ended September 30, 2024.

Selling Expenses

Selling expenses consisted primarily of staging, advertising and marketing costs. Selling expenses for the three months ended September 30, 2024 and 2023 were $9,576 and $1,614, respectively, representing an increase of $7,962 or 493.31%. This increase was primarily driven by increased advertising and marketing expenditures aimed at attracting more clients and listings, as well as enhancing brand awareness.

General and Administrative Expenses

The following table summarized our general and administrative expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change	Percentage Change
Legal and accounting expenses	$34,164	$—	$34,164	—%
Payroll expenses	32,375	11,700	20,675	176.71%
Payroll tax expenses	2,459	1,235	1,224	99.13%
Rent expense	11,513	3,779	7,734	204.67%
Depreciation expenses	4,704	1,404	3,300	234.81%
Other general and administrative expenses	7,970	828	7,142	863.08%
Total general and administrative expenses	$93,185	$18,946	$74,239	391.85%
As a percentage of net revenues	4.52%	18.49%

General and administrative expenses for the three months ended September 30, 2024 and 2023 were $93,185 and $18,946, respectively, representing an increase of $74,239 or 391.85%. This increase was primarily driven by an increase in legal and accounting expenses, payroll expenses, payroll tax expenses, rent expense, and depreciation expenses of $34,164, $20,675, $1,224, $7,734, and $3,300, respectively. Legal and accounting expenses increased primarily due to the Company’s preparation for the initial public offering; payroll and payroll tax expenses increased primarily due to the hiring of new employees; rent expense increased primarily due to the commencement of the Company’s office lease in September 2023; depreciation expenses increased primarily due to the acquisition of a vehicle, furniture, and office equipment.

Other Income, Net

Other income was $19 for the three months ended September 30, 2024, compared to $82 for the three months ended September 30, 2023. For the three months ended September 30, 2024, other income consisted primarily of credit card rebates of $958 and bank rewards of $87, partially offset by auto loan interest expense of $741 and bank fees of $285. For the three months ended September 30, 2023, other income consisted primarily of credit card rebates of $86, partially offset by bank fees of $4.

Income Tax Expenses

Income tax expenses for the three months ended September 30, 2024 and 2023 were $117,777 and $187, respectively, representing an increase of $117,590 or 62,882.35%. This significant increase was primarily due to increased taxable income and the change in Linkhome Realty’s tax filing status from an S-corporation to C-corporation, effective January 1, 2024. As a C-corporation, Linkhome Realty is subject to a federal income tax rate of 21% and a California state income tax rate of 8.84%.

Net Income

Net income for the three months ended September 30, 2024 and 2023 was $284,109 and $52,796, respectively, representing an increase of $231,313 or 438.13%. This increase was primarily driven by increased net revenues.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarized our consolidated results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	% of Revenues	2023	% of Revenues	Change	Percentage Change
Net revenues	$5,421,784	100.00%	$151,118	100.00%	$5,270,666	3,487.78%
Cost of revenues	4,533,990	83.63%	61,400	40.63%	4,472,590	7,284.35%
Gross profit	887,794	16.37%	89,718	59.37%	798,076	889.54%
Operating expenses
Selling expenses	12,236	0.23%	3,308	2.19%	8,928	269.89%
General and administrative expenses	331,127	6.10%	20,663	13.67%	310,464	1,502.51%
Total operating expenses	343,363	6.33%	23,971	15.86%	319,392	1,332.41%
Operating income	544,431	10.04%	65,747	43.51%	478,684	728.07%
Other (expenses) income, net	(1,237)	(0.02)%	79	0.05%	(1,316)	(1,665.82)%
Income before income taxes	543,194	10.02%	65,826	43.56%	477,368	725.20%
Income tax expenses	167,905	3.10%	987	0.65%	166,918	16,911.65%
Net income	$375,289	6.92%	$64,839	42.91%	$310,450	478.80%

Net Revenues

Net revenues for the nine months ended September 30, 2024 and 2023 were $5,421,784 and $151,118, respectively, representing an increase of $5,270,666 or 3,487.78%. This increase was primarily driven by a $4,610,544 increase in revenue from property purchases and sales through Cash Offer, and a $660,122 increase in real estate service revenue.

Cost of Revenues

	Nine Months Ended September 30,
	2024	2023	Change	Percentage Change
Cost of property purchases and sales through Cash Offer	$4,310,711	$—	$4,310,711	—%
Cost of real estate services	223,279	61,400	161,879	263.65%
Total cost of revenues	$4,533,990	$61,400	$4,472,590	7,284.35%
As a percentage of net revenues	83.63%	40.63%

Cost of revenues for the nine months ended September 30, 2024 and 2023 was $4,533,990 and $61,400, respectively, representing an increase of $4,472,590 or 7,284.35%. This increase was primarily driven by higher costs associated with the increase in revenue from property purchases and sales through Cash Offer.

Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2024		2023
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Property purchases and sales through Cash Offer	$299,833	5.53%	$—	—%
Real estate services	587,961	10.84%	89,718	59.37%
Total	$887,794	16.37%	$89,718	59.37%

Gross profit for the nine months ended September 30, 2024 and 2023 was $887,794 and $89,718, respectively, representing an increase of $798,076 or 889.54%. The blended gross margin was 16.37% for the nine months ended September 30, 2024, compared to 59.37% for the nine months ended September 30, 2023.

Gross profit from property purchases and sales through Cash Offer as a percentage of revenue from property purchases and sales through Cash Offer was 6.50% for the nine months ended September 30, 2024, compared to 0% for the nine months ended September 30, 2023, as we started this new revenue stream in late 2023. We expect that our Cash Offer program might continue to adversely affect our gross margin in the short term but will provide us with significant long-term growth opportunities, as it allows us to stand out in a highly competitive real estate market to attract more clients and increase our market share.

Gross profit from real estate services as a percentage of real estate service revenue was 72.48% for the nine months ended September 30, 2024, compared to 59.37% for the nine months ended September 30, 2023. This increase was primarily due to decreased commission payouts to our CEO, partially offset by increased renovation costs. We started providing home renovation service in late 2023; gross profit from home renovation service as a percentage of home renovation service revenue was 19.17%  for the nine months ended September 30, 2024.

Selling Expenses

Selling expenses consisted primarily of staging, advertising and marketing costs. Selling expenses for the nine months ended September 30, 2024 and 2023 were $12,236 and $3,308, respectively, representing an increase of $8,928 or 269.89%. This increase was primarily driven by increased advertising and marketing expenditures aimed at attracting more clients and listings, as well as enhancing brand awareness.

General and Administrative Expenses

The following table summarized our general and administrative expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change	Percentage Change
Legal and accounting expenses	$149,443	$—	$149,443	—%
Payroll expenses	107,675	11,700	95,975	820.30%
Payroll tax expenses	9,654	1,235	8,419	681.97%
Rent expense	34,368	3,779	30,589	809.48%
Depreciation expenses	14,059	1,427	12,632	884.88%
Other general and administrative expenses	15,928	2,522	13,406	531.60%
Total general and administrative expenses	$331,127	$20,663	$310,464	1,502.51%
As a percentage of net revenues	6.10%	13.67%

General and administrative expenses for the nine months ended September 30, 2024 and 2023 were $331,127 and $20,663, respectively, representing an increase of $310,464 or 1,502.51%. This increase was primarily driven by an increase in legal and accounting expenses, payroll expenses, payroll tax expenses, rent expense, and depreciation expenses of $149,443, $95,975, $8,419, $30,589, and $12,632, respectively. Legal and accounting expenses increased primarily due to the Company’s preparation for the initial public offering; payroll and payroll tax expenses increased primarily due to the hiring of new employees; rent expense increased primarily due to the commencement of the Company’s office lease in September 2023; depreciation expenses increased primarily due to the acquisition of a vehicle, furniture, and office equipment.

Other (Expenses) Income, Net

Other expenses were $1,237 for the nine months ended September 30, 2024, compared to other income of $79 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, other expenses consisted primarily of auto loan interest expense of $2,311 and bank fees of $478, partially offset by credit card rebates of $1,165 and bank reward of $387. For the nine months ended September 30, 2023, other income consisted primarily of credit card rebates of $86, partially offset by bank fees of $7.

Income Tax Expenses

Income tax expenses for the nine months ended September 30, 2024 and 2023 were $167,905 and $987, respectively, representing an increase of $166,918 or 16,911.65%. This significant increase was primarily due to increased taxable income and the change in Linkhome Realty’s tax filing status from an S-corporation to C-corporation, effective January 1, 2024. As a C-corporation, Linkhome Realty is subject to a federal income tax rate of 21% and a California state income tax rate of 8.84%.

Net Income

Net income for the nine months ended September 30, 2024 and 2023 was $375,289 and $64,839, respectively, representing an increase of $310,450 or 478.80%. This increase was primarily driven by increased net revenues.

Liquidity and Capital Resources

In assessing liquidity, management monitors and analyzes the Company’s cash on-hand, ability to generate sufficient revenue sources in the future, and operating and capital expenditure commitments. Historically, we have funded our working capital, operations and other capital requirements primarily through equity contributions from stockholders and cash flow from operations. Our ability to meet our current expenses and obligations depends on the future realization of our current assets. Management has considered historical experience, current economic conditions, reasonable and supportable forecasts of future economic conditions, and trends in the real estate industry to evaluate the expected collectability of accounts receivable as of September 30, 2024 and December 31, 2023. Our liquidity may be affected by general economic, competitive, and other factors, many of which are beyond our control.

We plan to expand our real estate business, develop our artificial intelligence real estate platform, and increase our own real estate investment. To accomplish such expansion plan, we estimate the total related capital investment and expenditures to be approximately $2 million over the next 12 months.

We believe that our current cash and cash flows provided by operating activities will be sufficient to meet our working capital needs for existing business over the next 12 months from the issuance date of the financial statements. However, we plan to use part of the proceeds from this offering to support our business expansion described above. We may also seek additional financing, to the extent needed, and there can be no assurance that such financing will be available on favorable terms, or at all. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing stockholders. If it is determined that the cash requirements exceed the Company’s amounts of cash on hand, the Company may also seek to issue additional debt or obtain financial support from stockholders. The principal stockholders of the Company have made a commitment to provide financial support to the Company whenever necessary and will continue to provide support following the consummation of this offering.

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

As of September 30, 2024, we had cash and cash equivalents of $718,138, other current assets of $2,090,218, current liabilities of $846,342, net working capital of $1,962,014, and a current ratio of 3.32:1.

The following table presented a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net cash (used in) provided by operating activities	$(1,005,651)	$108,028
Net cash used in investing activities	(2,463)	(40,522)
Net cash provided by (used in) financing activities	1,074,341	(21,155)
Net increase in cash and cash equivalents	66,227	46,351
Cash and cash equivalents, beginning of period	651,911	188,963
Cash and cash equivalents, end of period	$718,138	$235,314

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $1,005,651 for the nine months ended September 30, 2024, primarily derived from (i) net income of $375,289, adjusted for noncash activities including: (a) lease expense of $34,010, and (b) depreciation of $14,059, which were partially offset by a decrease in allowance for credit losses of $9,092; (ii) net changes in operating assets and liabilities as of September 30, 2024 compared to December 31, 2023, principally consisting of (a) an increase in accounts receivable of $1,444,516, (b) an increase in deferred IPO costs of $624,218, (c) a decrease in operating lease liabilities of $33,511, and (d) an increase in security deposits of $2,000, which were partially offset by (a) an increase in other current liabilities of $650,407, (b) an increase in accounts payable of $20,913, and (c) a decrease in prepaid expenses of $13,008.

Net cash provided by operating activities was $108,028 for the nine months ended September 30, 2023, primarily derived from (i) net income of $64,839, adjusted for noncash activities including: (a) lease expense of $3,779, and (b) depreciation of $1,427; (ii) net changes in operating assets and liabilities as of September 30, 2023 compared to December 31, 2022, principally consisting of (a) a decrease in accounts receivable of $58,395, and (b) an increase in other current liabilities of $6,345, which were partially offset by (a) a decrease in accounts payable of $18,814, (b) an increase in security deposits of $4,235, and (c) a decrease in operating lease liabilities of $3,708.

Net cash used in operating activities was $1,005,651 for the nine months ended September 30, 2024, compared to net cash provided by operating activities of $108,028 for the nine months ended September 30, 2023, representing an increase in cash outflow of $1,113,679. This increase was primarily due to (i) a decrease in cash inflow of $1,502,911 on accounts receivable, (ii) an increase in cash outflow of $624,218 on deferred IPO costs, and (iii) an increase in cash outflow of $29,803 on operating lease liabilities, which was partially offset by (i) a decrease in cash outflow of $644,062 on other current liabilities, (ii) an increase in cash inflow of $344,221 on net income adjusted for noncash activities, (iii) a decrease in cash outflow of $39,727 on accounts payable, (iv) a decrease in cash outflow of $13,008 on prepaid expenses, and (v) an increase in cash inflow of $2,235 on security deposits.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,463 for the nine months ended September 30, 2024, which primarily included purchases of office equipment for $1,082, furniture for $982, and a trademark for $399.

Net cash used in investing activities was $40,522 for the nine months ended September 30, 2023, which primarily included purchases of a vehicle for $35,250, furniture for $4,343, and office equipment for $929.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $ 1,074,341 for the nine months ended September 30, 2024, which primarily included proceeds from shares issued in equity financing of $980,000 and proceeds from a related party advance of $880,000, partially offset by repayments of $780,000 to the related party advance and $5,659 to an auto loan.

Net cash used in financing activities was $21,155 for the nine months ended September 30, 2023, which primarily included dividend payments of $21,155.

Contractual Obligations

Our contractual obligations as of September 30, 2024 were as follows:

Contractual Obligations	1 Year or Less	More Than 1 Year	Total
Operating lease liabilities	$40,856	$—	$40,856
Auto loan payable	7,975	37,455	45,430
Total	$48,831	$37,455	$86,286

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024 and December 31, 2023.

Trend Information

Other than as disclosed elsewhere in this prospectus, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material effect on our revenue, income from operations, net income, liquidity, or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

Inflation

Inflation and rising interest rates have significantly influenced the economic environment, impacting our operations and financial performance. Monetary authorities, in response to heightened inflationary pressures, have raised interest rates, which has increased borrowing costs and reduced the availability of financing. These changes have directly affected the real estate market by making mortgages less affordable for potential homebuyers, leading to decreased demand for real estate. We continue to monitor inflation, monetary policy changes, and their potential adverse effects on our business. Despite these challenges, higher interest rates have reduced competition among buyers, creating opportunities for some to view this as an advantageous time to purchase real estate.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenue and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenue and expenses incurred during the financial reporting period. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe that the critical accounting policies as disclosed in this prospectus reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. Further, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for emerging growth companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements contained in our subsequent filings with the SEC may not be comparable to other public companies.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates and judgments include, but are not limited to, revenue recognition, allowance for credit losses, income taxes, the useful lives of long-lived assets and assumptions used in assessing impairment of long-lived assets. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual amounts may differ from the estimated amounts, such differences are not likely to be material.

Revenue Recognition

In accordance with ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these goods or services. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identifies contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenues when (or as) it satisfies the performance obligation.

The Company derives its revenues primarily from real estate services and real estate purchases and sales through Cash Offer.

Real Estate Service Revenue

The Company’s real estate service revenue consists primarily of real estate agency commission for buying and selling properties for clients, revenue generated from property management service, home renovation service, and mortgage referral service.

The Company earns agency commission revenue, usually at a fixed percentage of property’s selling price, through facilitating the buy or sale of various types of properties, including residential, commercial, and land parcels. The Company is considered an agent for these services provided, and reports service revenue earned through these transactions on a net basis. Revenue is recognized when the agency service is provided, usually at the closing of the escrow.

The Company’s CEO has owned his personal real estate salesperson license since 2020 and obtained a personal real estate broker license on August 8, 2023. Prior to obtaining the broker license, the Company performed real estate transactions as a sales agent under a real estate brokerage firm, an unrelated third party, and earned sales commissions at fixed rate. On November 17, 2023, Linkhome Realty obtained a real estate broker license for the Company. Thus, the Company gradually transitioned from operating as a sales agent under a third-party real estate broker to a real estate broker independently. This transition marks a significant shift in the Company’s business model, as it no longer relies on other firms to conduct real estate transactions.

The Company provides property management services, which include two primary activities: tenant placement and ongoing property management. Tenant placement services involve marketing the property, identifying suitable tenants, and facilitating the rental agreement. For these services, the Company acts as an agent and charges a rental commission, either as a percentage of the first year’s rent or a fixed fee. Revenue from tenant placement is recognized at a point in time when a tenant is secured, and the lease contract is executed. Additionally, the Company provides ongoing property management services, which may include collecting rent on behalf of the landlord, coordinating maintenance and repairs, and addressing tenant inquiries during the lease term. For these services, the Company also acts as an agent and charges a service fee. Revenue from ongoing property management is recognized over time as the services are rendered, as the landlord simultaneously receives and consumes the benefits of the Company’s efforts.

The Company also offers a full range of home renovation services, from bathroom and kitchen renovations to customized home renovations and extensions, helping clients prepare their homes for sale or personalize newly purchased properties. The Company considers itself as a principal for this service as it has control of the specified service at any time before it is transferred to the customer, which is evidenced by (i) the Company is primarily responsible for fulfilling the promises to provide home renovation services meeting customer specifications, and assumes fulfilment risk (i.e., risk that the performance obligation will not be satisfied); and (ii) the Company has discretion in selecting third-party renovation contractors and establishing the price, and bears the risk for services that are not fully paid for by customers. The renovation period is usually within one to three months; the Company recognizes revenue when the renovation service is completed, on a gross basis with corresponding costs incurred.

In addition, the Company collaborates with lending institutions and mortgage brokers to assist clients in seeking and securing mortgage services, and aiding clients in the process of obtaining loans or financing for property purchases. The Company receives a referral fee as a percentage of the loan amount and recognizes revenue when the loan is approved.

Revenue from Property Purchases and Sales through Cash Offer

The Company’s revenue from purchases and sales through Cash Offer consists primarily of the Company’s purchasing a hot property in cash and then selling it to a customer. The Company purchases a property in cash with ownership transferred to Linkhome Realty. Subsequently, Linkhome Realty sells the property to the customer within a short period of time. Both purchase and sales transactions go through an escrow company. The Company is the principal of these transactions and recognizes revenue and cost when the property purchased is sold and escrow is closed. This type of revenue does not contain a financing component due to there being no difference between the amount of promised consideration and the cash selling price of the promised goods or services, and the length of time between when the Company transfers the promised goods or services to the customer and when the customer pays for those goods is very short, usually within a few weeks or a few months.

Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell.

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The was no transition adjustment of the adoption of CECL.

The Company’s accounts receivable and prepaid expense in the consolidated balance sheets are within the scope of ASC Topic 326. As the Company has limited customers and debtors, the Company uses the loss-rate method to evaluate the expected credit losses on an individual basis. When establishing the loss rate, the Company makes the assessment on various factors, including historical experience, credit-worthiness of customers and debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

Expected credit losses are recorded as an allowance for credit losses, which is netted against accounts receivable in the consolidated balance sheets, and are recognized as an expense in the consolidated statements of income. Receivables are written off against the allowance when all collection efforts have been exhausted and recovery is deemed remote. If the Company recovers amounts that were previously written off, the recovered amounts are recognized as a reduction to the provision for credit losses in the consolidated statements of income.

Accounts Receivable, Net

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for credit losses. The Company maintains allowances for credit losses for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment pattens and creditworthiness, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2024 and December 31, 2023, the Company had allowances for credit losses of $0 and $9,092, respectively. For the three months ended September 30, 2024 and 2023, the Company did not write off any accounts receivable against the allowance for credit losses. For the nine months ended September 30, 2024 and 2023, the Company wrote off accounts receivable of $9,092 and $0, respectively, against the allowance for credit losses.

Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these assets for the three and nine months ended September 30, 2024 and 2023.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current period and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets also include the prior years’ net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

The Company follows FASB ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The Company did not take any uncertain positions that would necessitate recording a tax related liability for the three and nine months ended September 30, 2024 and 2023.

Prior to January 1, 2024, Linkhome Realty filed its income tax return under Subchapter S of the Internal Revenue Code (“IRS”) as an S-corporation, and elected to be taxed as a pass-through entity, for which the income, losses, deductions, and credits flow through to the stockholders of the company for federal tax purposes. Effective January 1, 2024, Linkhome Realty’s tax status became C-corporation, and is subject to a federal income tax rate of 21% and California state income tax rate of 8.84%. As a parent holding company of Linkhome Realty, Linkhome Holdings was incorporated in the State of Nevada on November 6, 2023, and is only subject to a federal income tax rate of 21%.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company’s management does not believe the adoption of ASU 2023-07 will have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” of our Prospectus dated October 17, 2024, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2024 to the risk factors that were included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linkhome Holdings Inc.

By: /s/ Zhen Qin	Chairman of the Board and Chief Executive Officer	January 17, 2025
Zhen Qin	(Principal Executive Officer)

By: /s/ Na Li	Chief Financial Officer and Director	January 17, 2025
Na Li	(Principal Financial and Accounting Officer)

By: /s/ Xiaoyu Li	Director	January 17, 2025
Xiaoyu Li

By: /s/ Minghui Sun	Director	January 17, 2025
Minghui Sun

By: /s/ Xin Liu	Director	January 17, 2025
Xin Liu