Form 10-K
period 2024-12-31
Linkhome Holdings Inc.
filed 2025-03-27
CIK 2017758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission file number 333-280379

Linkhome Holdings Inc.
(Exact name of registrant as specified in its charter)

Nevada	93-4316797
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2 Executive Circle, Suite 100 Irvine, CA	92614
(Address of principal executive oﬃces)	(Zip Code)

Registrant’s telephone number, including area code (800) 680-9158

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001	LHAI	Not listed on any exchange currently. Symbol has been reserved.

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-aﬃliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. Accordingly, the aggregate market value of the registrant’s common stock held by non-affiliates cannot be calculated as of such date. As of March 27, 2025, the registrant’s common stock still has not commenced trading on any exchange or over-the-counter market.

Note.—If a determination as to whether a particular person or entity is an aﬃliate cannot be made without involving unreasonable eﬀort and expense, the aggregate market value of the common stock held by non-aﬃliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 27, 2025 the registrant had a total of 14,505,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this annual report, including in the following sections: Item 1-“Business” and Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements include, but are not limited to, statements contained in this annual report relating to our business strategy, our future operating results, and our liquidity and capital-resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you, therefore, against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	our ability to effectively operate our business;

●	our ability to manage our research, development, expansion, growth, and operating expenses;

●	our ability to evaluate and measure our business, prospects, and performance metrics;

●	our ability to compete, directly and indirectly, and succeed in a highly competitive and evolving industry;

●	our ability to respond and adapt to changes in technology and customer behavior;

●	our ability to protect our intellectual property and to develop, maintain, and enhance a strong brand; and

●	other factors relating to our industry, our operations, and results of operations.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

ii

PART I

References in this report to “Linkhome,” “we,” “us” or the “Company” refer to Linkhome Holdings Inc. References to our “management” or our “management team” refer to our officers and directors. References to “year” or “Fiscal Year” means the year ending December 31, 2024. All dollar or $ references, when used in this Annual Report, refer to the United States dollar. References to our “Common Stock” shall mean, shares of the Company’s common stock, par value $0.001 per share.

Item 1. Business.

Overview

Linkhome is an artificial intelligence-driven property technology company. By using HomeGPT, a Linkhome-developed real estate artificial intelligence model, combined with financial innovation and in conjunction with our dedicated team of agents, we have made significant and cost-effective improvements to the business model of buying and selling homes. Through our subsidiaries, we operate an artificial intelligence real estate platform with the goal of providing customers with end-to-end real estate solutions and services, initially comprising real estate brokerage services, Cash Offer, and other services like property rental management and home renovation. Our mission is to redefine the real estate experience to be efficient and affordable for all consumers through artificial intelligence. Our vision is to help everyone own their home and achieve the dream of homeownership.

Since the formation of our subsidiary, Linkhome Realty, in 2021 and the commencement of our operational endeavors, our platform has facilitated an aggregate gross total value of more than $185,000,000 of agent brokerage transactions as of December 31, 2024. Our platform, which is presently only active in California, supports a growing network of users looking to list and search for properties online, seeking information on property transactions and other value-added services, through the comprehensive property-related solutions and services available on our platform. Over the past three years, customers have shown their desire for our artificial intelligence, financial innovation and real estate solutions. In 2024, our total transaction volume for the real estate agency amounted to $48,566,719, compared to $15,438,435 in 2023. As of March 23, 2025, our platform, which aggregates listings from the California Regional Multiple Listing Service (the “CRMLS”), boasted more than 25,139 active listings for residential properties available for sale or rent. Users obtain home-buying information from our platform and consult with our AI tool, HomeGPT, for interactive home-buying advice. We have found that our users are more likely to buy and sell properties using the Company and select us for their real estate service needs.

More importantly, we believe that we have just scratched the surface in the potential development of artificial intelligence as used in real estate and we believe artificial intelligence will transform the real estate market. Over the coming years, we plan on vigorously developing the artificial intelligence real estate model HomeGPT, increasing our market share, launching our platform in dozens of cities, and expanding our products and services in order to leverage artificial intelligence so that it becomes a one-stop shop for buyers and sellers of residential real estate. Our goal is to build the largest, most trusted platform for residential real estate and empower millions of Americans with the freedom to more easily purchase homes.

We have developed our artificial intelligence and integrated it with fintech to expand beyond the traditional real estate search and transaction process through our Cash Offer product. Cash Offer integrates fintech to help users buy and sell properties more efficiently, by analyzing market trends, property valuations and buyer preferences, our AI tools can help users find matching properties more quickly and provide purchase recommendations. We think our Cash Offer product can help users make an offer of their ideal properties more efficiently, significantly enhancing the success rate of home purchases. Cash Offer is a tool that was developed to help address our customers’ needs. In the Southern California market that we serve, there is often intense competition, buyers are in the painful process of competing for homes, and we have developed Cash Offer to offer a solution by providing full cash payments, helping to make offers more attractive and stand out among numerous competitors. Linkhome accomplishes this by purchasing the target property for cash, assuming ownership of the property, and then selling the property to the customer after the customer has secured the necessary financing from their lender. In 2023, when we rolled out the Cash Offer tool, we completed one transaction, with Haiyan Ma, a related party who is a beneficial owner of 12.41% of our voting securities, that represented 77% of our annual revenue for that year. As of the date of this Annual Report, the Company has only entered Cash Offer transactions with a few select clients. Upon completion of our IPO (as defined below), we believe the Company will have sufficient capital on hand to expand this service. We believe that the combination of artificial intelligence with fintech could be a catalyst for the growth of our Company and could serve to transform the real estate industry.

Initial Public Offering

In our Fiscal Year, we commenced activities to conduct our initial public offering to issue 1,250,000 shares of our Common Stock on a firm basis at $4 per share (the “IPO”). On November 12, 2024, the Securities and Exchange Commission (the “SEC”) declared our Registration Statement on Form S-1 effective, we did not price or close the IPO. Upon the close of the IPO, we have granted the underwriter an option for a period of 45 days to purchase up to an additional 187,500 shares of our Common Stock solely to cover over-allotments, if any, less underwriting discounts and commissions.

Industry Background and Market Opportunities

The real estate sector, both for home buying and rental properties, accounts for nearly 18% of the gross domestic product in the United States as reported by National Association of Realtors (“NAR”), making it the country’s largest industry. Housing is the largest consumer expense in the U.S., surpassing transportation, food, insurance and medical expense, and it is a significant source of wealth for many Americans.

According to data from the NAR, in 2023, there were more than 4.09 million homes sold in the United States, with transactions totaling over $1.5 trillion. These transactions generated approximately $98.6 billion in commission revenue for real estate brokers. 65.9% of Americans live in their own homes, while 34.1% of Americans live in rental properties. This 34.1% represents a large market to target for real estate purchase and sale transactions. 90% of buyers and sellers choose to work with a professional broker or brokerage company, indicating high user stickiness.

Artificial Intelligence Technological Revolution & Opportunities

Residential real estate is a massive offline market characterized by low efficiency, high labor consumption and time-intensive processes. We believe the real estate sector is set to transition online and begin leveraging artificial intelligence. Consumers are shifting their spending online and demanding experiences powered by AI to enhance efficiency, certainty and speed. We believe consumers are increasingly becoming accustomed to the high efficiency of AI-generated services and now expect to receive similar experiences in the realm of real estate.

AI has become a key force driving the development of modern technology. AI demonstrates immense potential in solving complex problems and is leading a new industrial revolution. Based on work by the McKinsey Global Institute, as reported in Our Insights — Real estate can use generative AI to turn the industry’s data into treasure in seven steps, we believe that generative AI could generate $110 billion to $180 billion or more in value for the real estate industry, making AI technology one of the most exciting innovations of our era. It is not only changing our way of life but also reshaping how various industries operate.

The Problem

We must also recognize that real estate is not accessible to everyone. Housing issues, especially in urban areas, have become a global challenge.

Structural Inefficiencies.

In the modern information era, we believe that potential homebuyers in the United States are overwhelmed with an abundance of property data, including listings, market trends, and historical sales information. However, this data is often scattered across different platforms and formats, making it difficult to navigate and analyze effectively. Additionally, we are of the opinion that there is a lack of uniformity in real estate brokerage services, meaning the quality and type of service can vary greatly from one broker to another. This inconsistency complicates the process for buyers who can benefit from comprehensive, personalized advice and data-driven insights to make informed decisions. Accordingly, we believe that the industry urgently requires sophisticated data analysis capabilities and personalized customer services that can filter and present information in a clear, actionable manner tailored to individual buyer needs.

Home Buying & Selling Difficulties.

The conventional process of purchasing a home involves numerous challenges that can make the experience frustrating and often unsuccessful. Key among these is the competitive nature of bidding, where multiple buyers may vie for the same property, driving up prices and creating a high-pressure situation. Additionally, the home-buying process is often hampered by lengthy loan processing times. Delays in securing financing can result in buyers missing out on purchasing their desired properties, as sellers may opt for buyers with quicker, more reliable financing options. This uncertainty and time sensitivity can add significant stress and disappointment to the home-buying experience.

Poor Experiences.

The journey to home ownership involves multiple stages, including dealing with brokers, securing loans, property appraisals, purchasing home insurance, undertaking renovations, and organizing the move. Currently, each of these stages is typically handled by different service providers who operate in isolation from each other. This fragmentation means there is no centralized process or communication, leading to inefficiencies, misunderstandings, and a disjointed overall experience. We believe that the lack of a comprehensive, integrated solution makes it difficult for buyers to navigate the process smoothly and can lead to increased costs, delays, and a lower-quality home-buying experience. Buyers are often left to manage and coordinate these separate components on their own, which can be overwhelming, especially for first-time buyers or those with limited time and resources.

Our Solution

Linkhome developed the real estate AI technology platform HomeGPT. For home buyers, Linkhome has built an on-demand, seamless, and artificial intelligence-driven home-buying experience. Unlike the traditional process mediated by real estate agents, Linkhome buyers can chat with our AI chatbot, HomeGPT, at their convenience using our app or website to answer home-buying questions, search for homes, learn about the home-buying process, book visits or virtual tours, calculate mortgage requirements, and so on. We have also introduced AI-driven real estate solutions for our agents, such as home price prediction, bidding recommendations, investment advice, and on-demand assistance in generating contracts and processing documents for future real estate needs.

For sellers, our agents can use HomeGPT to leverage our sophisticated AI algorithms to offer precise pricing advice, aiding home buyers in informed decision-making for pricing, marketing, and negotiations. Additionally, our generative AI technology enhances seller experiences by automatically crafting detailed property descriptions and introduction videos with minimal user input. For vacant properties, HomeGPT can simulate furnished interiors, which can significantly elevate the property’s appeal. By making targeted promotion and presentation, HomeGPT can help to ensure that listings reach the right buyers, leading to most of Linkhome’s sellers successfully closing deals within 45 days, thereby selling their homes more effectively and at reduced costs.

The goal of these technologies is to support our clients and enhance our productivity. We believe this will lead to being able to continuously provide better customer service at a lower cost. We are committed to constantly optimizing the performance and functionality of our technology to ensure that it not only meets current market demands, but also anticipates and adapts to future trends.

Fintech: Financial Innovation Cash Offer — Quick Home Purchase:    We believe Linkhome’s fintech product, Cash Offer, will significantly enhance the competitiveness of our clients’ offers, allowing them to secure their desired properties without merely relying on price competition. Compared to loan-based offers, most sellers prefer all-cash offers, as this enables sales to close more quickly. By offering Cash Offer, we believe our clients will be able to stand out among many offers, thus giving buyers who use our product more negotiation power and a stronger likelihood of purchasing their desired home at the right price.

Flash sell — A modern way to sell:    By selling to Linkhome, homeowners can avoid the stress of open houses, home repairs, overlapping mortgages, and the uncertainty that can come with listing a home on the open market. Using our mobile app and website, sellers can receive a competitive cash offer online. Post offer, we conduct an interior home inspection and a contact-free exterior assessment to verify the home data provided to the Company. Sellers can then select their preferred closing date and sell to Linkhome, closing quickly.

Trade Up:    For customers who are both selling and buying homes, we have built a trade-up product that enables them to buy and sell in a coordinated transaction. With the “Trade Up” service, Linkhome helps clients purchase a new home and move in without having to sell their old home first. Through collaboration with third-party financial institutions, Linkhome assists clients in purchasing the new home and then selling the old one. This avoids the hassle of finding temporary housing, moving furniture twice and dealing with storage concerns. We provide a more relaxed, seamless experience for clients, making the journey to swap homes easy.

Currently, our front-end platforms, such as the website and app, are intended only to receive customer information. Our back-end software then generates a plan for the user, after which we establish a relationship with the user by having one of our agents communicate the plan to the user. We are working to develop a front-end data platform that will provide such information to customers in real-time.

One-stop seamless experience.

We understand the complexity of real estate transactions. Linkhome aims to provide a one-stop solution, offering tailored financing through our Cash Offer service, bespoke renovation services, comprehensive property management, and extensive third-party insurance options. Designed to simplify and expedite the home-buying journey, our integrated approach ensures clients navigate property transactions with ease, from initial purchase to ongoing management. By merging clarity, efficiency, and personalized support, Linkhome aims to transform real estate transactions into transparent, stress-free experiences, allowing clients to focus on the joy of finding their dream home.

Advantages and competitive edge.

Our business model is designed to disrupt the traditional model of finding and buying a home. Linkhome’s main goal is to rapidly expand property sales by focusing on providing AI technology for house hunting and helping customers with investment analysis. Since our founding in 2021, we have been developing and leveraging the following key advantages of our platform, which we believe provide significant competitive advantages.

A purpose-built artificial intelligence housing search platform.

Our platform combines a comprehensive AI-powered home-finding experience with financial innovation, allowing us to control all key operational and transactional elements and promote a fast, simple, and consistent user experience.

A differentiated home buying experience.

We have developed the Cash Offer home purchase model to use cash to help customers compete for target properties faster and more cost-effectively. This gives people the confidence and trust they need to buy properties on our platform.

For buyers, using Cash Offer avoids the need for excessive overbidding to purchase a home. We charge a 1-2% platform usage fee, which saves a significant amount compared to overbidding. For example, for a $947,000 home, we charge a 1% service fee, approximately $9,470. Without using Cash Offer, the same home may sell from $990,000 to $1,000,000. In this example, a buyer would save $40,000 to $50,000 on the transaction.

For sellers, traditional home selling services require expenses such as repairs, renovations, listing fees, and 4-5% agent fees. These expenses can be substantial for sellers, and the waiting period to sell the home is uncertain. Using the Flash Sell, the home can be sold immediately, reducing the costs of repairs, renovations, and 4-5% listing agent fees, which can amount to 8-12% of the home’s price. We only charge a 5% service fee, saving sellers both time and money.

Currently, our funding for Cash Offer comes primarily from investments made by our CEO and existing shareholders. Following the close of our IPO, we plan to expand our Cash Offer program. We believe and are confident that our revenue will continue to grow, and we will become more profitable over time.

Proprietary financing technology.

In the future, assuming we obtain proper licensing, we intend to offer differentiated financing solutions to enable clients to select their preferred financing method from hundreds of pre-approved down payment and monthly payment combinations and enable us to generate property finance receivables, often sold at a premium to third-party financing partners.

An efficient and engaging home selling experience.

Our proprietary APP software and artificial intelligence quick quotation system allows us to quote prices for users selling their homes predictably and efficiently. Customers do not need to wait several days and can quickly sell their properties to Linkhome. We believe our platform will provide customers with a unique home-selling experience, thus setting us apart from our competitors.

Large-scale real estate transaction infrastructure.

We believe we are a leading property technology company that provides a comprehensive suite of end-to-end property solutions and services through a single, integrated platform. Our platform functions as a one-stop-shop solution to serve all of our customers’ property-related needs. We believe this provides us with a strong competitive edge as compared to our peers, who may only provide services related to one segment of the property transaction.

Highly scalable business model.

As of the close of our Fiscal Year, we cater only to the Southern California market, we intend to scale the enterprise to service additional markets. We believe we have a highly scalable business model and can adapt our service offerings to cater to prevailing market and technology trends to maintain our competitive edge. Our business is predominantly generated through our online website and mobile application platforms, which, assuming we have obtained proper licensing, will allow us to expand rapidly into new markets in a quick and cost-efficient manner.

Our Growth Strategy

●	Increase penetration in existing market. We are focused on increasing our penetration and market share in the Southern California market. As our recognition grows, we’ll attract more home buyers and sellers to transact through Linkhome.

●	Expand into new markets. While our business primarily serves the Southern California market, we believe we have a tremendous opportunity to expand our business coverage to major markets across the United States.

●	Increase our service offerings and become an “all-in-one” property platform. As of the close of our Fiscal Year, we offer real estate brokerage services, Cash Offer, and other services like property rental management, and home renovation services. In line with our focus on providing a seamless experience, however, we are in the process of creating a digital one-stop moving experience, as well. We plan to add additional services over time to further simplify transactions and support our customers. These services include title insurance, escrow and mortgage services, home insurance, property management and home maintenance services.

●	Continue to develop our artificial intelligence real estate platform to enhance user experience. We seek to continuously strengthen our artificial intelligence technologies to improve our platform and the solutions we can offer to our customers. To this end, we intend to invest in research and development to enhance our technology capabilities and service offerings.

Marketing

Our marketing strategy employs a multi-channel approach aimed at efficient and low-cost growth while expanding our market footprint. We leverage AI algorithms to deploy ads targeting customer interests, significantly enhancing the precision of our customer targeting.

Our marketing focus extends to several areas:

●	Social Media & Video Marketing: We engage in comprehensive digital marketing, utilizing platforms such as YouTube, Instagram, Facebook, and X (formerly known as Twitter) for both video and social media marketing. This approach allows us to engage audiences with visually compelling content and leverage the vast user bases of these platforms for broad visibility and engagement.

●	Paid-search Advertising: We partner with high-traffic search engines for paid-search advertising. We continuously adjust our bids on keywords and phrases and tweak our campaigns based on performance metrics.

●	Targeted-email Campaigns: Our email marketing efforts are enhanced by machine learning, enabling us to send targeted emails that recommend relevant new listings to homebuyers and sellers at critical moments in their journey with us.

●	Online and Offline Seminars: We organize online seminars to educate and engage with our audience, offering valuable insights and building trust. In Southern California, we conduct limited, in-person seminars to inform our customers about the complex and competitive market.

Competitor Analysis

As a company dedicated to artificial intelligence real estate technology, we operate in the highly competitive and fragmented U.S. housing market, with over five million residential real estate transactions annually. Our main competitors include traditional offline real estate brokers and agents; these include franchise operations associated with national or local brands as well as small independent brokerages. We also face increasing competition from a growing number of internet-based brokerages and companies operating with new business models.

We believe we primarily compete based on:

●	Efficient AI online chat capabilities;

●	Financial innovation services, such as Cash Offer, that help clients quickly secure offers;

●	Traffic to our website and mobile application;

●	Our ability to recruit and retain agents who can provide the best customer service;

●	The cost of our services and the price to consumers;

●	Consumer awareness of our services and the effectiveness of our marketing efforts; and

●	Innovation in artificial intelligence technology.

We believe that our customer-centric values and artificial intelligence technology, along with the application of financial innovations, set us apart from our competitors and give us a competitive edge in all of the above areas.

Government Regulation

We are subject to a wide variety of laws, rules, and regulations enforced by both governments and private organizations. Many of these rules and regulations are constantly evolving. If we are unable to comply with them, we may be unable to obtain the requisite licensing to conduct certain aspects of our planned business, such as offering insurance, escrow or mortgage services, and we could be subject to civil and criminal liabilities, revocation, or suspension of our licenses or other adverse actions. We may also be required to modify or discontinue some or all of our offerings, and our ability to grow our business and our reputation may be harmed.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

Item 1B. Unresolved Staﬀ Comments.

None.

Item 1C. Cybersecurity.

The Company maintains cyber risk management designed to preserve the security of our data and technology infrastructure. On an annual basis we conduct assessments to identify cyber risks and have developed plans on how to address any such risks for remediation of vulnerabilities.

Risk management and strategy

We design and implement risk management strategies for identification and management of material risks rising from cybersecurity threats and alerts. Our method involves a systematic evaluation of all potential threats reported and discovered, vulnerabilities, and their possible impacts on the Company’s operations, data, and systems health. Our cybersecurity risk management strategy includes:

●	Identify the risk to our environment;

●	IT to identify and resolve the threat;

●	cybersecurity training to our staff; and

●	cybersecurity incident response plan.

Management and Board Oversight

Our management is responsible for the oversight and administration of cyber security protocols. Our management team relies on our third-party providers on administrating cybersecurity assessments to identify, manage, mitigate, and respond to cybersecurity threats. Management updates the Board as necessary, regarding any significant cybersecurity occurrences.

Item 2. Properties.

We lease our principal executive office which is located at 2 Executive Circle, Suite 100, Irvine, CA 92614 (the “Lease Agreement”). The Lease Agreement commenced on September 1, 2023 and terminates on July 31, 2025. The Lease Agreement contains standard commercial lease terms including but not limited to provisions regarding utilities, alterations, maintenance and repair, insurance and indemnification. We believe that our current leased property is in good condition and suitable for the conduct of our business.

Item 3. Legal Proceedings.

As of December 31, 2024, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is not currently listed on a publicly traded market or exchange.

Holders

As of March 27, 2025, there were 14,505,000 shares of our Common Stock, held by approximately 23 shareholders of record.

Dividends

We have not paid any dividends on our Common Stock to date. The payment of cash dividends in the future will be dependent upon revenues and earnings, if any, capital requirements and general financial condition from time to time. The payment of any cash dividends will be within the discretion of the Board. Currently we expect that we will retain any earnings for use in our business operations and, accordingly, we do not expect that the Board will declare any dividends in the foreseeable future.

Transfer Agent

VStock Transfer, LLC., 18 Lafayette Place, Woodmere, New York 11598.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

From March 12 to March 25, 2024, the Company entered a series of subscription agreement with certain individual investors to issue 955,000 common shares of the Company for aggregate gross proceeds of $930,000. Such agreements provided for, among other things, certain restrictions on transferability and registration rights.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the stock certificates issued in these transactions.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Linkhome Realty focuses on comprehensive real estate activities as a one-stop destination for a variety of real estate needs. By using Artificial Intelligence (“AI”) to streamline the property search and transaction process, we facilitate property transactions as a real estate agency and provide efficient property management services. We aim to offer comprehensive assistance to our clients in real estate investments by diversifying our services and providing clients with access to a wide range of real estate solutions. Further, we aim to provide personalized services to both buyers and sellers to meet their various real estate needs, and help our clients buy and sell property more efficiently.

Additionally, where possible and when we have sufficient cash on hand to permit such a purchase, we purchase and sell real estate for our clients through our Cash Offer program. We developed the Cash Offer program with the intent of increasing the successful rate in our clients’ acquisition of their desired houses. We also use this service as a marketing tool to help us attract more clients. We use cash to purchase the target property first, and then sell it to our customer. This service is particularly effective in the competitive U.S. real estate market, where buyers often face competition and bidding for popular properties during the home purchase bid. Our ability to make all-cash offers helps our clients secure desired properties quickly, thereby enhancing their chances of success. Our ultimate strategic goal is to become the premier AI driven real estate technology company, utilizing artificial intelligence to transform the real estate industry, making property transactions more user-friendly, transparent, and efficient. Currently, our funding for the Cash Offer comes primarily from investments made by our CEO and shareholders. With the funds generated from this offering, we plan to expand our Cash Offer program. We believe and are confident that, over time, our revenue will continue to grow and we will become more profitable over time.

Key Factors that Affect Our Results of Operations

●

Market Conditions: Fluctuations in the real estate market, including changes in supply and demand dynamics, interest rate, economic conditions, and regulatory policies, can significantly impact on our business. We closely monitor market trends and adapt our strategies in order to mitigate risks and capitalize on opportunities.

●	Technology Integration: As we strive to become the premier AI real estate company, our ability to effectively integrate AI and other innovative technologies into our operations is crucial.

●	Client Preferences and Demands: We continuously assess client feedback, market research and industry trends to improve our services.

●	Competition: The real estate industry is highly competitive, with numerous companies competing for market share and client attention. We strive to differentiate ourselves through our comprehensive services, innovative solutions and exceptional customer service. Continuous assessment of competitor strategies and market positioning informs our efforts to maintain a competitive advantage.

●	Economic Factors: We aim to continuously evaluate Macroeconomic factors, such as GDP growth, employment rates, inflation, which can influence real estate market dynamics and consumer behavior. When GDP growth and employment rates are strong, we typically see higher consumer confidence and spending power. On the other hand, rising inflation can lead to increased interest rates, potentially reducing consumer buying power and making it more expensive for consumers to purchase homes.

●	Operational Efficiency: The process of real estate transaction includes multiple steps. We continuously optimize our processes, invest in staff training and development, and leverage technology to enhance productivity.

Related Party Transactions

Related Parties

The following individuals are considered related parties due to their roles and shareholdings in the Company:

●	Haiyan Ma: Shareholder with 12.41% ownership.

●	Zhen Qin: Chairman of the Board, Chief Executive Officer (“CEO”), and shareholder with 52.74% ownership. Zhen Qin also serves as a licensed real estate agent acting on behalf of the Company.

●	Na Li: Chief Financial Officer (“CFO”), Director, and shareholder with 1.72% ownership. Na Li is the spouse of Zhen Qin.

For the Years Ended December 31, 2024 and 2023

Property Purchases and Sales Through Cash Offer

For the year ended December 31, 2024, the Company purchased three properties in cash for $2,884,882 from unrelated parties and subsequently sold them to Haiyan Ma for $2,940,544. For the year ended December 31, 2023, the Company purchased one property in cash for $ 1,056,370 from an unrelated party and subsequently sold it to Haiyan Ma for $1,069,072.

For the year ended December 31, 2024, the Company purchased a property in cash for $1,425,930 from Haiyan Ma, which included $1,420,000 paid to Haiyan Ma as the total consideration and $5,930 in title charges, escrow charges, and other related costs. The Company subsequently sold the property to Na Li for $1,670,000.

Real Estate Agency Service

For the year ended December 31, 2024, the Company provided real estate agency services to Haiyan Ma, assisting with the sale of two properties and the purchase of one property, for which the Company earned a total of $62,650 in real estate agency commission.

For the year ended December 31, 2024, the Company provided real estate agency services to Zhen Qin and Na Li, assisting with the purchase of a property, for which the Company earned $50,000 in real estate agency commission.

For the year ended December 31, 2024, the Company provided real estate agency services to two minority shareholders, assisting one shareholder with selling a property and the other shareholder with purchasing a property, for which the Company earned a total of $15,550 in real estate agency commission.

Property Management Service

For the year ended December 31, 2024, the Company provided tenant placement services to a minority shareholder, assisting with securing a rental property, for which the Company earned $1,800 in property management service revenue.

Home Renovation Service

For the year ended December 31, 2024, the Company provided home renovation services to Haiyan Ma on three home renovation projects, for which the Company earned $53,012 in home renovation service revenue and incurred $43,332 in renovation costs.

For the year ended December 31, 2024, the Company provided home renovation services to Na Li on four home renovation projects, for which the Company earned $64,500 in home renovation service revenue and incurred $56,769 in renovation costs.

Commission Expense

For the year ended December 31, 2023, the Company incurred commission expenses of $61,400, which were paid to Zhen Qin for real estate transactions conducted on behalf of the Company. This amount was recorded in cost of revenues.

As of December 31, 2024 and 2023

Due to Related Party

On May 1, 2024, Zhen Qin lent $530,000 to the Company to support its operational needs. As of December 31, 2024, the Company repaid $475,000 to Zhen Qin, and there was an outstanding balance of $55,000.

Selected Income Statement Items

Net Revenues

We derive our net revenues from (i) real estate purchases and sales made through Cash Offer, and (ii) real estate services including acting as real estate agency for buying and selling properties, property management, home renovation and mortgage referral services. The following table presents our net revenues by revenue stream for the periods presented:

	Years Ended December 31,
	2024		2023		Change
	Amount	%	Amount	%	Amount	%
Revenue from property purchases and sales through Cash Offer	$6,568,404	86.25%	$1,069,072	78.04%	$5,499,332	514.40%
Real estate service revenue
Real estate agency commission	781,351	10.26%	261,705	19.10%	519,646	198.56%
Property management service	16,276	0.21%	17,225	1.26%	(949)	(5.51)%
Home renovation service	245,226	3.22%	8,353	0.61%	236,873	2,835.78%
Mortgage referral fee	4,050	0.05%	13,500	0.99%	(9,450)	(70.00)%
Total real estate service revenue	1,046,903	13.75%	300,783	21.96%	746,120	248.06%
Total net revenues	$7,615,307	100.00%	$1,369,855	100.00%	$6,245,452	455.92%

Revenue from Property Purchases and Sales Through Cash Offer

In a competitive real estate market, a buyer who pays in cash is more likely to secure a property. To give buyers an edge in competitive markets, we offer the Cash Offer program to enable buyers to make all-cash offers on properties, even if they require financing. Through our Cash Offer program, we provide the funds to make a cash offer once the client identifies a property. If the seller accepts the cash offer, we purchase the property in cash to secure its ownership and subsequently sell it to the client within a short period of time. Our property purchases and sales through Cash Offer focus primarily on residential and commercial properties.

Revenue from property purchases and sales through our Cash Offer program accounted for 86.25% and 78.04% of net revenues for the years ended December 31, 2024 and 2023, respectively. Our revenue from this program increased by $5,499,332, or 514.40%, from $1,069,072 for the year ended December 31, 2023, to $6,568,404 for the year ended December 31, 2024. This significant increase was due to the expansion of our Cash Offer program, which commenced in late 2023. For the years ended December 31, 2024 and 2023, we purchased and sold six and one properties, respectively, through the Cash Offer program, with average transaction prices of $1.08 million and $1.05 million.

Real Estate Service Revenue

We offer comprehensive real estate services tailored to meet the diverse needs of our clients. Our real estate service revenue consists primarily of real estate agency commissions for buying and selling properties for clients, and revenue generated from property management, home renovation and mortgage referral services.

Real estate service revenue accounted for 13.75% and 21.96% of net revenues for the years ended December 31, 2024 and 2023, respectively. Our real estate service revenue increased by $746,120, or 248.06%, from $300,783 for the year ended December 31, 2023, to $1,046,903 for the year ended December 31, 2024. This increase was primarily driven by growth in real estate agency commission and home renovation service revenue, partially offset by a decrease in mortgage referral fees and property management service revenue, as explained below.

Real estate agency commission increased by $519,646, or 198.56%, from $261,705 for the year ended December 31, 2023, to $781,351 for the year ended December 31, 2024. This increase was primarily driven by a 214.58% increase in transaction volume, resulting from a 130.00% increase in the number of real estate transactions and a 36.78% increase in the average transaction price. For the year ended December 31, 2024, we achieved a total transaction volume of $48,566,719 by completing 46 real estate transactions at an average transaction price of $1.06 million, while we achieved a total transaction volume of $15,438,435 by completing 20 real estate transactions at an average transaction price of $0.77 million for the year ended December 31, 2023. The increase in real estate agency commission was partially offset by higher rebates, which we offered in order to attract more clients and expand our market share. Rebates increased by $167,617, or 413.79%, from $40,508 for the year ended December 31, 2023, to $208,125 for the year ended December 31, 2024, accounting for 21.03% and 13.40% of gross real estate agency commission for the years ended December 31, 2024 and 2023, respectively.

Revenue from home renovation service increased by $236,873, or 2,835.78%, from $8,353 for the year ended December 31, 2023, to $245,226 for the year ended December 31, 2024. This increase was driven by our launch of home renovation service in late 2023 in response to a demand for home improvements aimed at enhancing living spaces and increasing home equity. We completed 15 home renovation projects for the year ended December 31, 2024, compared to one project for the year ended December 31, 2023.

Revenue from mortgage referral service decreased by $9,450, or 70.00%, from $13,500 for the year ended December 31, 2023, to $4,050 for the year ended December 31, 2024. This decrease was primarily due to reduced client demand for mortgage referrals, reflecting higher interest rates during 2024. We assisted one client in securing a mortgage for the year ended December 31, 2024, compared to six clients for the year ended December 31, 2023.

Revenue from property management service decreased by $949, or 5.51%, from $17,225 for the year ended December 31, 2023, to $16,276 for the year ended December 31, 2024. We had nine tenant placements for the year ended December 31, 2024, compared to eight for the year ended December 31, 2023. In addition to tenant placement services, we began providing ongoing property management services in 2024 and managed three properties by year-end. The decrease in revenue was primarily due to a lower average revenue per tenant placement in 2024 and the initial implementation of ongoing property management services, which are structured to generate recurring revenue over time rather than upfront payments.

Cost of Revenues

Our cost of revenues consists primarily of (i) costs related to property purchases made under Linkhome Realty’s name, which properties are subsequently sold to customers, and (ii) costs associated with real estate services, including commission expenses for real estate agents working for the Company and renovation costs incurred for home renovation services.

We derive our cost of revenues from two revenue streams: (i) property purchases and sales through Cash Offer and (ii) real estate services. The following table presents our cost of revenues by revenue stream for the periods presented:

	Years Ended December 31,
	2024		2023		Change
	Amount	%	Amount	%	Amount	%
Cost of property purchases and sales through Cash Offer	$5,928,865	96.48%	$1,056,370	94.51%	$4,872,495	461.25%
Cost of real estate services	216,061	3.52%	61,400	5.49%	154,661	251.89%
Total cost of revenues	$6,144,926	100.00%	$1,117,770	100.00%	$5,027,156	449.75%

Cost of property purchases and sales through Cash Offer increased by $4,872,495, or 461.25%, from $1,056,370 for the year ended December 31, 2023, to $5,928,865 for the year ended December 31, 2024, as we launched this revenue stream in late 2023. The increase was primarily driven by a higher volume of transactions in 2024 compared to 2023.

Cost of real estate services increased by $154,661, or 251.89%, from $61,400 for the year ended December 31, 2023, to $216,061 for the year ended December 31, 2024. The increase was primarily driven by higher renovation costs as we began providing home renovation services in late 2023. This was partially offset by a reduction in commission expenses paid to our real estate agents, particularly to our CEO, who devoted more time in 2024 to expanding into new markets.

Selling, General and Administrative Expenses

Our selling expenses primarily consist of staging, advertising and marketing costs, including online and offline marketing, photography and videography. We expect our selling expenses as a percentage of net revenues to modestly increase in the foreseeable future to achieve high-quality growth.

Our general and administrative expenses primarily consist of professional service costs, payroll and payroll related costs, rent and other overhead costs. We anticipate our general and administrative expenses will increase in the short term as a result of increased costs associated with being a public company, which will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys, and accountants; however, we expect our general and administrative expenses as a percentage of net revenues to decrease over the long term as we continue to enhance overall cost control to improve operating margin.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarized our consolidated results of operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	% of Revenues	2023	% of Revenues	Change	Percentage Change
Net revenues	$7,615,307	100.00%	$1,369,855	100.00%	$6,245,452	455.92%
Cost of revenues	6,144,926	80.69%	1,117,770	81.60%	5,027,156	449.75%
Gross profit	1,470,381	19.31%	252,085	18.40%	1,218,296	483.29%
Operating expenses
Selling expenses	15,754	0.21%	4,476	0.33%	11,278	251.97%
General and administrative expenses	365,207	4.80%	88,761	6.47%	276,446	311.45%
Total operating expenses	380,961	5.01%	93,237	6.80%	287,724	308.59%
Operating income	1,089,420	14.30%	158,848	11.60%	930,572	585.83%
Other expenses, net	(1,832)	(0.02)%	(5,730)	(0.42)%	3,898	(68.03)%
Income before income taxes	1,087,588	14.28%	153,118	11.18%	934,470	610.29%
Income tax expenses	309,352	4.06%	1,925	0.14%	307,427	15,970.23%
Net income	$778,236	10.22%	$151,193	11.04%	$627,043	414.73%

Net Revenues

Net revenues for the years ended December 31, 2024 and 2023 were $7,615,307 and $1,369,855, respectively, representing an increase of $6,245,452, or 455.92%. This increase was primarily driven by a $5,499,332 increase in revenue from property purchases and sales through Cash Offer, along with a $746,120 increase in real estate service revenue.

Cost of Revenues

	Years Ended December 31,
	2024	2023	Change	Percentage Change
Cost of property purchases and sales through Cash Offer	$5,928,865	$1,056,370	$4,872,495	461.25%
Cost of real estate services	216,061	61,400	154,661	251.89%
Total cost of revenues	$6,144,926	$1,117,770	$5,027,156	449.75%
As a percentage of net revenues	80.69%	81.60%

Cost of revenues for the years ended December 31, 2024 and 2023 was $6,144,926 and $1,117,770, respectively, representing an increase of $5,027,156, or 449.75%. This increase was primarily driven by higher costs associated with increased revenue from property purchases and sales through Cash Offer, as well as higher renovation costs related to the expansion of our home renovation services.

Gross Profit and Gross Margin

	Years Ended December 31,
	2024		2023
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Property purchases and sales through Cash Offer	$639,539	8.40%	$12,702	0.93%
Real estate services	830,842	10.91%	239,383	17.47%
Total	$1,470,381	19.31%	$252,085	18.40%

Gross profit for the years ended December 31, 2024 and 2023 was $1,470,381 and $252,085, respectively, representing an increase of $1,218,296, or 483.29%. The blended gross margin was 19.31% for the year ended December 31, 2024, compared to 18.40% for the year ended December 31, 2023.

Gross profit from property purchases and sales through Cash Offer as a percentage of revenue from property purchases and sales through Cash Offer was 9.74% for the year ended December 31, 2024, compared to 1.19% for the year ended December 31, 2023. This increase was primarily driven by improved pricing strategies and operational efficiencies as we scaled the Cash Offer program.

Gross profit from real estate services as a percentage of real estate service revenue was 79.36% for the year ended December 31, 2024, compared to 79.59% for the year ended December 31, 2023. The slight decrease was primarily due to higher renovation costs, partially offset by lower commission expenses paid to our CEO. As part of our real estate services, we began providing home renovation services in late 2023. Gross profit from home renovation services as a percentage of home renovation service revenue was 18.03% for the year ended December 31, 2024.

Selling Expenses

Selling expenses primarily consisted of staging, advertising, and marketing costs. Selling expenses for the years ended December 31, 2024 and 2023 were $15,754 and $4,476, respectively, representing an increase of $11,278, or 251.97%. This increase was primarily driven by higher advertising and marketing expenditures aimed at attracting more clients and listings, as well as enhancing brand awareness.

General and Administrative Expenses

The following table summarized our general and administrative expenses for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023	Change	Percentage Change
Legal and accounting expenses	$99,363	$12,267	$87,096	710.00%
Payroll expense	152,256	45,300	106,956	236.11%
Payroll tax expense	13,795	4,782	9,013	188.47%
Rent expense	46,572	15,114	31,458	208.13%
Depreciation expense	18,762	6,042	12,720	210.54%
Other general and administrative expenses	34,459	5,256	29,203	555.65%
Total general and administrative expenses	$365,207	$88,761	$276,446	311.45%
As a percentage of net revenues	4.80%	6.47%

General and administrative expenses for the years ended December 31, 2024 and 2023 were $365,207 and $88,761, respectively, representing an increase of $276,446, or 311.45%. This increase was primarily driven by higher payroll expense, legal and accounting expenses, rent expense, depreciation expense, and payroll tax expense, which increased by $106,956, $87,096, $31,458, $12,720, and $9,013, respectively. Payroll and payroll tax expenses increased primarily due to the hiring of new employees. Legal and accounting expenses increased primarily in connection with the Company’s preparation for its initial public offering. Rent expense increased following the commencement of the Company’s office lease in September 2023. Depreciation expenses increased due to the acquisition of a vehicle, furniture, and office equipment.

Other Expenses, Net

Other expenses were $1,832 for the year ended December 31, 2024, compared to $5,730 for the year ended December 31, 2023. For the year ended December 31, 2024, other expenses primarily consisted of interest expense of $3,115, bank fees of $456, and other miscellaneous expenses of $107, partially offset by credit card rebates of $1,166 and bank rewards of $680. For the year ended December 31, 2023, other expenses primarily consisted of interest expense of $967 and other miscellaneous expenses of $4,871, partially offset by credit card rebates of $108.

Income Tax Expenses

Income tax expenses for the years ended December 31, 2024 and 2023 were $309,352 and $1,925, respectively, representing an increase of $307,427, or 15,970.23%. This significant increase was primarily due to higher taxable income and a change in Linkhome Realty’s tax filing status from an S-corporation to C-corporation, effective January 1, 2024. As a C-corporation, Linkhome Realty is subject to a federal income tax rate of 21% and a California state income tax rate of 8.84%.

Net Income

Net income for the years ended December 31, 2024 and 2023 was $778,236 and $151,193, respectively, representing an increase of $627,043, or 414.73%. This increase was primarily driven by the significant growth in net revenues, partially offset by higher operating expenses.

Liquidity and Capital Resources

In assessing liquidity, management monitors and analyzes the Company’s cash on-hand, ability to generate sufficient revenue sources in the future, and operating and capital expenditure commitments. Historically, we have funded our working capital, operations and other capital requirements primarily through equity contributions from stockholders and cash flow from operations. Our ability to meet our current expenses and obligations depends on the future realization of our current assets. Management has considered historical experience, current economic conditions, reasonable and supportable forecasts of future economic conditions, and trends in the real estate industry to evaluate the expected collectability of accounts receivable as of December 31, 2024 and 2023. Our liquidity may be affected by general economic, competitive, and other factors, many of which are beyond our control.

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

Cash Flows For the Years Ended December 31, 2024 and 2023

As of December 31, 2024, we had cash and cash equivalents of $1,670,949, other current assets of $1,652,699, current liabilities of $944,447, net working capital of $2,379,201, and a current ratio of 3.52:1.

The following table presented a summary of our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash (used in) provided by operating activities	$(4,844)	$223,314
Net cash used in investing activities	(3,513)	(40,522)
Net cash provided by financing activities	1,027,395	280,156
Net increase in cash and cash equivalents	1,019,038	462,948
Cash and cash equivalents, beginning of period	651,911	188,963
Cash and cash equivalents, end of period	$1,670,949	$651,911

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $4,844 for the year ended December 31, 2024, primarily derived from (i) net income of $778,236, adjusted for noncash activities including lease expense of $45,347 and depreciation of $18,762, partially offset by a decrease in allowance for credit losses of $9,092; (ii) net changes in operating assets and liabilities as of December 31, 2024 compared to December 31, 2023, primarily consisting of (a) an increase in real estate held for sale of $907,061, (b) an increase in deferred IPO costs of $699,499, (c) a decrease in operating lease liabilities of $45,062, (d) an increase in accounts receivable of $8,676, and (e) an increase in prepaid expenses and other receivables of $2,971, partially offset by (a) an increase in other current liabilities of $820,575 and (b) an increase in accounts payable of $4,597.

Net cash provided by operating activities was $223,314 for the year ended December 31, 2023, primarily derived from (i) net income of $151,193, adjusted for noncash activities including lease expense of $15,115 and depreciation of $6,042; (ii) net changes in operating assets and liabilities as of December 31, 2023 compared to December 31, 2022, primarily consisting of (a) a decrease in accounts receivable of $106,289 and (b) an increase in other current liabilities of $14,548, partially offset by (a) a decrease in accounts payable of $25,800, (b) an increase in prepaid expenses and other receivables of $25,008, (c) a decrease in operating lease liabilities of $14,830, and (d) an increase in security deposits of $4,235.

Net cash used in operating activities was $4,844 for the year ended December 31, 2024, compared to net cash provided by operating activities of $223,314 for the year ended December 31, 2023, representing an increase in cash outflow of $228,158. This increase was primarily due to (i) an increase in cash outflow of $907,061 on real estate held for sale, (ii) an increase in cash outflow of $699,499 on deferred IPO costs, (iii) a decrease in cash inflow of $114,965 on accounts receivable, and (iv) an increase in cash outflow of $30,232 on operating lease liabilities, partially offset by (i) a decrease in cash outflow of $806,027 on other current liabilities, (ii) an increase in cash inflow of $660,903 on net income adjusted for noncash activities, (iii) a decrease in cash outflow of $30,397 on accounts payable, (iv) a decrease in cash outflow of $22,037 on prepaid expenses, and (v) a decrease in cash outflow of $4,235 on security deposits.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,513 for the year ended December 31, 2024, which primarily included purchases of office equipment for $1,082, furniture for $982, and trademarks for $1,449.

Net cash used in investing activities was $40,522 for the year ended December 31, 2023, which primarily included purchases of a vehicle for $35,250, furniture for $4,343, and office equipment for $929.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,027,395 for the year ended December 31, 2024, which primarily consisted of proceeds from equity financing of $980,000 and related party advances of $880,000, partially offset by repayments of $825,000 to the related party and $7,605 on an auto loan.

Net cash provided by financing activities was $280,156 for the year ended December 31, 2023, which primarily consisted of proceeds from capital contribution of $303,000, partially offset by dividend payments of $21,154 and repayments of $1,690 on an auto loan.

Contractual Obligations

Our contractual obligations as of December 31, 2024 were as follows:

	1 Year or Less	More Than 1 Year	Total
Operating lease liabilities	$29,980	$—	$29,980
Auto loan payable	8,102	35,381	43,483
Total	$38,082	$35,381	$73,463

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024 and 2023.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenue and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenue and expenses incurred during the financial reporting period. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe that the critical accounting policies disclosed in this prospectus reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. Further, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for emerging growth companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements contained in our subsequent filings with the SEC may not be comparable to other public companies.

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

The Company’s CEO has owned his personal real estate salesperson license since 2020 and obtained a personal real estate broker license on August 8, 2023. Prior to obtaining the broker license, the Company performed real estate transactions as a sales agent under a real estate brokerage firm owned by an unrelated third party and earned sales commissions at fixed rate. On November 17, 2023, Linkhome Realty obtained a real estate broker license for the Company. Thus, the Company gradually transitioned from operating as a sales agent under a third-party real estate broker to a real estate broker independently. This transition marks a significant shift in the Company’s business model, as it no longer relies on other firms to conduct real estate transactions.

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

Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell.

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

Accounts Receivable, Net

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for credit losses. The Company maintains allowances for credit losses for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment pattens and creditworthiness, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024 and 2023, the Company had allowances for credit losses of $0 and $9,092, respectively.

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these assets for the years ended December 31, 2024 and 2023.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. For the years ended December 31, 2024 and 2023, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Prior to January 1, 2024, Linkhome Realty filed its income tax return under Subchapter S of the Internal Revenue Code (“IRS”) as an S-corporation, and elected to be taxed as a pass-through entity, for which the income, losses, deductions, and credits flow through to the stockholders of the company for federal tax purposes. Effective January 1, 2024, Linkhome Realty’s tax status became C-corporation, and is subject to a federal income tax rate of 21% and California state income tax rate of 8.84%. As a parent holding company of Linkhome Realty, Linkhome Holdings was incorporated in the State of Nevada on November 6, 2023, and is only subject to a federal income tax rate of 21%. Effective for the tax year beginning January 1, 2024, and continuing thereafter unless revoked, Linkhome Holdings and Linkhome Realty have elected to file a consolidated federal income tax return.

New Accounting Pronouncements

The Company considers the applicability and impact of all ASUs and periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the fourth quarter of 2024 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Pending Adoption

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact that ASU 2023-09 will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. These requirements should be applied on a prospective basis with an option to apply them retrospectively. The Company is evaluating the impact that ASU 2024-03 will have on its consolidated financial statements and related disclosures.

The Company does not believe that any other recently issued but not yet effective authoritative guidance, if adopted currently, would have a material impact on its consolidated financial statements or related disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Attached.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of March 27, 2025.

Name	Age	Position(s)
Executive Officers
Zhen “Bill” Qin(2)(3)	36	Chairman of the Board of Directors, Chief Executive Officer and Director
Na Li	40	Chief Financial Officer and Director
Yuan Gao	25	Chief Technology Officer

Non-Employee Directors
Xiaoyu Li(1)	42	Director
Minghui Sun(1)(2)(3)	33	Director
Xin Liu(1)(2)(3)	43	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Zhen “Bill” Qin has served as our Chief Executive Officer and Chairman of our Board since October 2023. He has also served as Chief Executive Officer of our wholly owned subsidiary, Linkhome Realty Group since July 2021. Before joining Linkhome Realty Group, Mr. Qin was an independent realtor for Harvest Realty Development Inc. from March 2020 to July 2021. He also served as Chief Executive Officer of USA Bestway Group Inc. from April 2016 to March 2020. Mr. Qin holds a master’s degree from the University of California, Irvine. We believe that Mr. Qin’s deep understanding of our company and his real estate industry experience qualifies him to serve on our Board.

Na Li has served as our Chief Financial Officer and as a member of our Board since October 2023. She has also served as Chief Financial Officer of our wholly owned subsidiary, Linkhome Realty Group since July 2021. Before joining Linkhome Realty Group, Ms. Li was an independent realtor for Harvest Realty Development Inc. from March 2020 to July 2021. She also served as Chief Financial Officer of USA Bestway Group Inc. from April 2016 to March 2020. We believe that Ms. Li’s deep understanding of our company and her real estate industry experience qualifies her to serve on our Board.

Yuan Gao has served as our Chief Technology Officer since October 2023 and has also served as Chief Technology Officer of our wholly owned subsidiary, Linkhome Realty Group since June 2023. In 2021, he assisted Sensen Group in expanding their local business operations. Mr. Gao holds a master’s degree from the University of California, Irvine. He has participated in the development of several programming projects on the Discord platform as a third-party developer and established his own artificial intelligence models on the OpenAI platform. He is among the few technical experts proficient in configuring large AI models such as Gemma, Llama-2, and Grok, and has been involved in the extensive training of various artificial intelligence models.

Non-Employee Directors

Minghui Sun has served as a member of our Board since November 2024. Ms. Sun has been the Chief Executive Officer of Qin Express since 2021. Before then, Ms. Sun served as Vice President of Meibao International Group. Ms. Sun earned her bachelor’s degree from Zhengzhou Huaxin University. Ms. Sun was selected to serve as a director due to her experience with marketing, branding and consumer insights.

Xin Liu has served as a member of our Board since November 2024. Mr. Liu has been the Chief Financial Officer of Tellus Power North America since January 2024. From December 2019 to December of 2023, he served as an accounting consultant at KBC. Prior to KBC, Mr. Liu was a Specialist in the U.S. Army. Mr. Liu earned a bachelor’s degree from San Francisco State University. Mr. Liu was selected to serve as a director due to his experience in executive leadership, business operations and corporate governance.

Xiaoyu Li has served as a member of our Board since December 2024. Mr. Li has been the Chief Executive Officer of Borderx Media LLC since November 2023. From July 2011 to November 2023, he served as President of Whitley International Co. Ltd. Mr. Liu earned a bachelor’s degree from Dongbei University of Finance and Economics and both a master’s degree and Doctor of Philosophy from Clemson University. Mr. Li was selected to serve as a director due to his experience in ecommerce and social media marketing.

Our Chief Executive Officer and our Chief Financial Officer, each of whom are also members of our Board, are married. There are no family relationships between any other officers or directors.

Codes of Business Conduct and Ethics

Upon completion of our IPO, our Board will adopt a code of business conduct and ethics that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of conduct will be posted on the investor relations section of our website at https://www.linkhomeai.com. The reference to our website address in this prospectus does not include or incorporate by reference the information on our website into this prospectus. We intend to disclose future amendments to certain provisions of our code of conduct, or waivers of these provisions, on our website or in public filings to the extent required by the applicable rules and exchange requirements.

Controlled Company Status

Upon completion of our IPO, the Controlling Stockholders will hold a majority of the voting power of our outstanding Common Stock. Accordingly, we expect to be considered a “controlled company” under the Nasdaq Listing Rules. As a controlled company, certain exemptions under the Nasdaq Listing Rules will exempt us from the obligation to have a compensation committee that is composed entirely of independent directors, that our nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or that we have a majority independent board. We intend to use these exemptions following the completion of our IPO.

Board of Directors Composition

Our Board currently consists of five members. Our Board has determined three of our directors are independent directors in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Each of our current directors will continue to serve until the election and qualification of his or her successor, or his or her earlier death, resignation or removal.

Director Independence

In connection with our IPO, we have applied to list our Common Stock on the Nasdaq Capital Market. Under the rules of Nasdaq, independent directors must compose a majority of a listed company’s board of directors within a specified period of the completion of our IPO. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. We intend to satisfy the audit committee independence requirements of Rule 10A-3 as of the completion of our IPO.

Our Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that all of our non-employee directors are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described under “Certain Relationships and Related-Party Transactions.”

Committees of the Board of Directors

Our Board has an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which has the composition and responsibilities described below as of the closing of our initial public offering. Members serve on these committees until their resignation or until otherwise determined by our Board. As required by the Nasdaq Listing Rules, our audit committee and compensation committee operates under a charter approved by our Board. Copies of audit committee and compensation committee charter are posted on the investor relations section of our website at https://us.linkhomeai.com.

Audit Committee

Our audit committee is comprised of Xiaoyu Li, Xin Liu, and Minghui Sun. Mr. Liu is the chairman of our audit committee. The composition of our audit committee meets the requirements for independence under the current Nasdaq and SEC rules and regulations. Each member of our audit committee is financially literate. In addition, our Board has determined that Mr. Liu is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. This designation does not impose on him any duties, obligations, or liabilities that are greater than are generally imposed on members of our audit committee and our Board. The audit committee assists our Board in overseeing the quality and integrity of our accounting, auditing, and reporting practices. The audit committee’s role includes:

●	overseeing the work of our accounting function and internal controls over financial reporting;

●	overseeing internal audit processes;

●	inquiring about significant risks, reviewing our policies for risk assessment and risk management, including cybersecurity risks, and assessing the steps management has taken to control these risks;

●	reviewing proposed waivers of the code of conduct for directors and executive officers; and

●	reviewing compliance with significant applicable legal, ethical, and regulatory requirements.

Our audit committee is responsible for the appointment, compensation, retention, and oversight of the independent registered public accounting firm engaged to issue audit reports on our consolidated financial statements and internal control over financial reporting. The audit committee relies on the expertise and knowledge of management and the independent registered public accounting firm in carrying out its oversight responsibilities.

Our compensation committee is comprised of Bill Qin, Minghui Sun and Xin Liu. Mr. Qin is the chairperson of our compensation committee. Our compensation committee is responsible for, among other things:

●	reviewing and approving, or recommending that our Board approve, the compensation of and compensatory agreements with our executive officers;

●	reviewing and recommending to our Board the compensation of our directors;

●	administering our stock and equity incentive plans;

●	reviewing and approving, or making recommendations to our Board with respect to, incentive compensation and equity plans; and

●	reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is comprised of Bill Qin, Minghui Sun and Xin Liu. Mr. Qin is the chairperson of our nominating and corporate governance committee. Our nominating and corporate governance committee is responsible for, among other things:

●	identifying and recommending candidates for membership on our Board;

●	reviewing and recommending changes to our corporate governance guidelines and policies;

●	overseeing the process of evaluating the performance of our Board; and

●	assisting our Board on corporate governance matters.

Item 11. Executive Compensation.

Introduction

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section discusses the material components of the executive compensation program for our named executive officer (“NEO”) for our Fiscal Year and the fiscal year ending December 31, 2023 (“Fiscal Year 2023”), its Chief Executive Officer Zhen “Bill” Qin. Mr. Qin was the only executive officer of the Company serving in our Fiscal Year and Fiscal Year 2023 whose compensation is required to be reported under SEC rules.

The following discussion may contain forward-looking statements that are based on current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that the Company adopts could vary significantly from historical practices and currently planned programs summarized in this discussion.

Compensation Program

The objective of the compensation program of the Company and its subsidiaries (the “Company Group”) is to provide a total compensation package to its executives, including its NEO, that will enable the Company Group to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our stockholders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward our executives for performance.

●	Base Salary. Our NEO is paid a base salary commensurate with the executive’s skill set, experience, performance, role and responsibilities. Under Mr. Qin’s offer letter, he was eligible to receive $3,000 per month in base salary. Mr. Qin received $36,000 in total base salary payments for our Fiscal Year.

●	Short-Term Cash Incentives. During our Fiscal Year, Mr. Qin did not receive any sales commission..

●	Long-Term Equity Incentives. During our Fiscal Year, the Company did not grant any incentive equity awards to Mr. Qin.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by and paid to the Company’s NEO, Mr. Qin, for services rendered to the Company Group in all capacities in our Fiscal Year and Fiscal Year 2023.

Name and Principal Position	Year	Salary ($)	Total ($)
Zhen “Bill” Qin(1)	2024	$36,000	$36,000
Chief Executive Officer	2023	$50,500	$50,500

(1)	In 2024, Mr. Qin served as CEO, and the amount reported as salary represents base salary payments and sales commissions paid to him for his service.

Narrative Disclosure to the Summary Compensation Table

Employee Benefits

The Company Group does not currently maintain any employee benefits for its employees, including Mr. Qin.

Agreements with our NEO

Mr. Qin is a party to an employment agreement with Linkhome Realty, dated July 20, 2021 (the “Qin Employment Agreement”), under which he serves as Chief Executive Officer of Linkhome Realty. The Qin Employment Agreement provides for base salary of $3,000 per month, eligibility for certain employee benefits once adopted by the Company and certain confidentiality covenants that apply during and after employment.

Outstanding Equity Awards at Our Fiscal Year-End

Mr. Qin did not have any outstanding incentive equity awards as of December 31, 2024.

Potential Payments Upon Termination or Change in Control

Mr. Qin is eligible for two weeks of salary continuation following a termination by the Company of his employment and the Qin Employment Agreement. Mr. Qin is not eligible for any other potential payments upon any form of termination or resignation of employment or a change in control of the Company if such event took place on December 31, 2024 or at any other point during Fiscal Year.

Director Compensation

None of the Company’s non-employee directors received any compensation related to the director’s Board service in our Fiscal Year or Fiscal Year 2023 or had any outstanding equity awards as of December 31, 2024. Any directors that also serve as employees of the Company are not entitled to additional compensation for their Board service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

	Beneficial Ownership Prior to this Offering		Beneficial Ownership After this Offering
Name and Address of Beneficial Owner†	Number	Percent	Number	Percent
Directors and Named Executive Officers:
Bill Qin(1)	7,650,000	52.74%	7,650,000	48.56%
Na Li(2)	250,000	1.72%	250,000	1.59%
Yuan Gao	0	0%	0	0%
Xiaoyu Li	0	0%	0	0%
Minghui Sun	0	0%	0	0%
Xin Liu	0	0%	0	0%
All executive officers and directors as a group (6 persons)	7,900,000	54.46%	7,900,000	50.14%
Other 5% Stockholders:
Haiyan Ma(3)	1,800,000	12.41%	1,800,000	11.42%
Rapid Deals Inc.(4)	750,000	5.52%	750,000	5.08%

†	Unless otherwise indicated the business address for each of the individuals is 2 Executive Circle, Suite 100, Irvine, CA 92614
*	Represents beneficial ownership of less than one percent.
(1)	Mr. Qin may also be deemed to indirectly beneficially own 250,000 shares of common stock held by his spouse. Mr. Qin disclaims beneficial ownership of the shares held by his spouse except to the extent of his pecuniary interest therein.
(2)	Ms. Li may also be deemed to indirectly beneficially own 7,650,000 shares of common stock held by her spouse. Ms. Li disclaims beneficial ownership of the shares held by her spouse except to the extent of her pecuniary interest therein.
(3)	The address of Haiyan Ma is 221 Culture, Irvine, CA 92618.
(4)	The address of Rapid Deals Inc. is 1040 Walnut Ave., Pomona, CA 91766.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2022 there has not been any transaction or series of similar transactions to which we were, or will be, a party in which the amount exceeded, or will exceed, the lesser of (i) $120,000 or (ii) one percent of our total assets for the last two completed fiscal years, and in which any director, executive officer, or beneficial holders of more than five percent of any class of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest except for to the executive officer and director compensation arrangements discussed above under “Management — Non-Employee Director Compensation” and “Executive Compensation,” and the following:

Related Parties

The following individuals are considered related parties due to their roles and shareholdings in the Company:

●	Haiyan Ma: Shareholder with 12.41% ownership.

●	Zhen Qin: Chairman of the Board, Chief Executive Officer, and shareholder with 52.74% ownership. Zhen Qin also serves as a licensed real estate agent acting on behalf of the Company.

●	Na Li: Chief Financial Officer, Director, and shareholder with 1.72% ownership. Na Li is the spouse of Zhen Qin.

For the Years Ended December 31, 2024 and 2023

Property Purchases and Sales Through Cash Offer

For the year ended December 31, 2024, the Company purchased three properties in cash for $2,884,882 from unrelated parties and subsequently sold them to Haiyan Ma for $2,940,544. For the year ended December 31, 2023, the Company purchased one property in cash for $1,056,370 from an unrelated party and subsequently sold it to Haiyan Ma for $1,069,072.

For the year ended December 31, 2024, the Company purchased a property in cash for $1,425,930 from Haiyan Ma, which included $1,420,000 paid to Haiyan Ma as the total consideration and $5,930 in title charges, escrow charges, and other related costs. The Company subsequently sold the property to Na Li for $1,670,000.

Real Estate Agency Services

For the year ended December 31, 2024, the Company provided real estate agency services to Haiyan Ma, assisting with the sale of two properties and the purchase of one property, for which the Company earned a total of $62,650 in real estate agency commission.

For the year ended December 31, 2024, the Company provided real estate agency services to Zhen Qin and Na Li, assisting with the purchase of a property, for which the Company earned $50,000 in real estate agency commission.

For the year ended December 31, 2024, the Company provided real estate agency services to two minority shareholders, assisting one shareholder with selling a property and the other shareholder with purchasing a property, for which the Company earned a total of $15,550 in real estate agency commission.

Property Management Services

For the year ended December 31, 2024, the Company provided tenant placement services to a minority shareholder, assisting with securing a rental property, for which the Company earned $1,800 in property management service revenue.

Home Renovation Services

For the year ended December 31, 2024, the Company provided home renovation services to Haiyan Ma on three home renovation projects, for which the Company earned $53,012 in home renovation service revenue and incurred $43,332 in renovation costs.

For the year ended December 31, 2024, the Company provided home renovation services to Na Li on four home renovation projects, for which the Company earned $64,500 in home renovation service revenue and incurred $56,769 in renovation costs.

Commission Expenses

For the year ended December 31, 2023, the Company incurred commission expenses of $61,400, which were paid to Zhen Qin for real estate transactions conducted on behalf of the Company. This amount was recorded in cost of revenues.

As of December 31, 2024 and 2023

Due to Related Party

On May 1, 2024, Zhen Qin lent $530,000 to the Company to support its operational needs. As of December 31, 2024, the Company repaid $475,000 to Zhen Qin, and there was an outstanding balance of $55,000.

Item 14. Principal Accountant Fees and Services.

The firm of Simon & Edward, LLP acts as our independent registered public accounting firm.

Audit Fees. During the period from January 1, 2024 through December 31, 2024, fees for services performed in connection with our IPO were approximately $96,000.

Audit-Related Fees. During the period from January 1, 2024 through December 31, 2024, $151 fees for assurance and related services fees to the performance of the audit or review of financial statements amounts to $96,151.

Tax Fees. During the period from January 1, 2024 through December 31, 2024, Simon & Edward, LLP did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees. During the period from January 1, 2024 through December 31, 2024, there were $0 provided, other than those set forth above.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) Exhibits.

Exhibit Number	Exhibit Title
1.1*	Form of Underwriting Agreement, (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
3.1*	Amended and Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
3.2*	Bylaws, (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
4.1*	Form of Representative’s Warrants, (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on January 13, 2025).
4.2**	Description of Securities
10.1*	Form of Indemnification Agreement, (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
10.2#*	Employment Agreement, dated as of July 20, 2021, between Linkhome Realty and Zhen Qin, (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
10.3#*	Employment Agreement, dated as of July 20, 2021, between Linkhome Realty and Na Li, (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
10.4#*	Employment Agreement, dated as of June 1, 2023, between Linkhome Realty and Yuan Gao, (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
10.5*	Lease, by and between The Irvine Company LLC and Goldman Realty & Mortgage Inc., dated July 31, 2023, (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
10.6*	Form of Subscription Agreement, (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
10.7†*	California Residential Purchase Agreement, (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
14.1*	Code of Ethics, (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
19.1**	Insider Trading Policy
21.1*	List of Subsidiaries, (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
24.1	Power of Attorney (included on the signature page of the Registration Statement on Form S-1 (File No. 333-280379) as filed with the Commission on June 21, 2024).
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1**	Policy on Recoupment of Incentive Compensation
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed.
**	Filed or furnished herewith.
†	Certain of the schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.
#	Certain private and immaterial portions of the agreement have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of any redacted information will be furnished to the SEC upon request.

(b) Financial Statement Schedule.

All financial statement schedules are omitted because they are not applicable or the information is included in the registrant’s consolidated financial statements or related notes.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINKHOME HOLDINGS INC.

By:	/s/ Zhen Qin
Zhen Qin
Chairman of the Board and Chief Executive Officer

Name	Title	Date

/s/ Zhen Qin	Chairman of the Board and Chief Executive Officer	March 27, 2025
Zhen Qin	(Principal Executive Officer)

/s/ Na Li	Chief Financial Officer and Director	March 27, 2025
Na Li	(Principal Financial and Accounting Officer)

/s/ Xiaoyu Li	Director	March 27, 2025
Xiaoyu Li

/s/ Minghui Sun	Director	March 27, 2025
Minghui Sun

/s/ Xin Liu	Director	March 27, 2025
Xin Liu

LINKHOME HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Linkhome Holdings Inc.

Opinion on the Consolidated financial statements

We have audited the accompanying consolidated balance sheets of Linkhome Holdings Inc. and its subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

PCAOB ID: 2485

We have served as the Company's auditor since 2023.

Rowland Heights, CA

March 24, 2025

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

	December 31,
	2024	2023
Assets

Current Assets
Cash and cash equivalents	$1,670,949	$651,911
Accounts receivable, net	18,160	392
Real estate held for sale	907,061	-
Prepaid expenses and other receivables	27,979	25,008
Deferred IPO costs	699,499	-
Total Current Assets	3,323,648	677,311

Noncurrent Assets
Equipment, net	70,771	87,469
Operating lease right-of-use assets, net	29,410	70,930
Intangible asset	1,449	-
Security deposits	4,235	4,235
Total Noncurrent Assets	105,865	162,634
Total Assets	$3,429,513	$839,945

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$21,300	$16,703
Auto loan payable, current	8,102	7,605
Operating lease liabilities, current	29,980	41,235
Other current liabilities	830,065	9,490
Due to related party	55,000	-
Total Current Liabilities	944,447	75,033

Noncurrent Liabilities
Auto loan payable, noncurrent	35,381	43,483
Operating lease liabilities, noncurrent	-	29,980
Total Noncurrent Liabilities	35,381	73,463
Total Liabilities	979,828	148,496

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and 2023	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,505,000 and 13,500,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	14,505	13,500
Paid-in capital	1,276,690	297,695
Retained earnings	1,158,490	380,254
Total Stockholders’ Equity	2,449,685	691,449
Total Liabilities and Stockholders’ Equity	$3,429,513	$839,945

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Years Ended December 31,
	2024	2023
Net Revenues (including $4,858,056 and $1,069,072 from related parties for the years ended December 31, 2024 and 2023, respectively)	$7,615,307	$1,369,855
Cost of Revenues	6,144,926	1,117,770
Gross Profit	1,470,381	252,085

Operating Expenses
Selling expenses	15,754	4,476
General and administrative expenses	365,207	88,761
Total Operating Expenses	380,961	93,237
Operating Income	1,089,420	158,848

Other (Expenses) Income
Interest expense	(3,115)	(967)
Financial expense	(456)	-
Other income (expenses), net	1,739	(4,763)
Total Other Expenses, Net	(1,832)	(5,730)
Income before Income Taxes	1,087,588	153,118
Income Tax Expenses	309,352	1,925
Net Income	$778,236	$151,193
Earnings per Share – Basic	$0.05	$0.01
Weighted Average Number of Common Stock Outstanding – Basic	14,357,377	13,500,000

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred stock		Common stock		Additional paid-in capital (capital	Retained	Total stockholder’s
	Shares	Amount	Shares	Amount	deficiency)	earnings	equity
Balance at December 31, 2022	-	$-	13,500,000	$13,500	$(5,305)	$250,215	$258,410
Capital contribution	-	-	-	-	303,000	-	303,000
Dividend paid	-	-	-	-	-	(21,154)	(21,154)
Net income	-	-	-	-	-	151,193	151,193
Balance at December 31, 2023	-	$-	13,500,000	$13,500	$297,695	$380,254	$691,449
Common shares issued for equity financing	-	-	1,005,000	1,005	978,995	-	980,000
Net income	-	-	-	-	-	778,236	778,236
Balance at December 31, 2024	-	$-	14,505,000	$14,505	$1,276,690	$1,158,490	$2,449,685

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net Income	$778,236	$151,193
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	18,762	6,042
Lease expense	45,347	15,115
Change in allowance for credit losses	(9,092)	-
Changes in operating assets and liabilities:
Accounts receivable	(8,676)	106,289
Real estate held for sale	(907,061)	-
Prepaid expenses and other receivables	(2,971)	(25,008)
Deferred IPO costs	(699,499)	-
Security deposits	-	(4,235)
Accounts payable	4,597	(25,800)
Other current liabilities	820,575	14,548
Payment of lease liabilities	(45,062)	(14,830)
Net Cash (Used in) Provided by Operating Activities	(4,844)	223,314

Cash Flows from Investing Activities
Purchase of furniture and fixtures	(982)	(4,343)
Purchase of office equipment	(1,082)	(929)
Purchase of automobile	-	(35,250)
Purchase of trademark	(1,449)	-
Net Cash Used in Investing Activities	(3,513)	(40,522)

Cash Flows from Financing Activities
Repayments of auto loan payable	(7,605)	(1,690)
Proceeds from related party dues	880,000	-
Repayments of related party dues	(825,000)	-
Proceeds from shares issued in equity financing	980,000	-
Proceeds from capital contribution	-	303,000
Dividend paid	-	(21,154)
Net Cash Provided by Financing Activities	1,027,395	280,156
Net Increase in Cash and Cash Equivalents	1,019,038	462,948

Cash and Cash Equivalents, Beginning of Period	651,911	188,963
Cash and Cash Equivalents, End of Period	$1,670,949	$651,911

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$3,115	$5,838
Cash Paid for Income Taxes	$4,120	$800

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding consolidated financial reporting. The consolidated financial statements include the accounts of Linkhome Holdings and Linkhome Realty. All intercompany transactions and balances between the Company and its subsidiary have been eliminated upon consolidation. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods.

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

Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell.

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

Accounts Receivable, Net

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for credit losses. The Company maintains allowances for credit losses for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment pattens and creditworthiness, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024 and 2023, the Company had allowances for credit losses of $0 and $9,092, respectively.

Real Estate Held for Sale

Real estate properties acquired on behalf of clients as part of the Company’s Cash Offer program are classified as real estate held for sale in accordance with the criteria outlined in FASB ASC Topic 360, “Property, Plant, and Equipment.” Under this classification, properties held for sale are measured at the lower of cost or fair value less costs to sell. As of December 31, 2024, the Company recorded one property as real estate held for sale, with a carrying value of $907,061. This property was purchased in December 2024 under the Cash Offer program to facilitate a transaction for a client and was subsequently sold in January 2025. As of December 31, 2023, the Company had no real estate held for sale.

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

Deferred Initial Public Offering (“IPO”) Costs

The Company accounts for deferred IPO costs in accordance with the requirement of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist of underwriting, legal, consulting, and other expenses incurred up to the balance sheet date that are directly attributable to the planned IPO. These deferred costs will be charged to shareholders’ equity upon the successful completion of the IPO. If the IPO is unsuccessful, all deferred costs, along with any additional expenses incurred, will be charged to operations. As of December 31, 2024 and 2023, deferred IPO costs amounted to $699,499 and $0, respectively.

Equipment, Net

Equipment is stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred, while additions, renewals and improvements that extend the useful lives of property and equipment are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any resulting gain or loss is reflected in the consolidated statements of income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense related to furniture and fixtures, office equipment, and vehicle for the years ended December 31, 2024 and 2023 was $18,762 and $6,042, respectively. The estimated useful lives by asset classification are generally as follows:

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these assets for the years ended December 31, 2024 and 2023.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. For the years ended December 31, 2024 and 2023, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Prior to January 1, 2024, Linkhome Realty filed its income tax return under Subchapter S of the Internal Revenue Code (“IRS”) as a S-corporation, and elected to be taxed as a pass-through entity, for which the income, losses, deductions, and credits flow through to the shareholders of the company for federal income tax purposes. Effective January 1, 2024, Linkhome Realty’s tax status became C-corporation, and is subject to a federal income tax rate of 21% and California state income tax rate of 8.84%. As a parent holding company of Linkhome Realty, Linkhome Holdings was incorporated in the State of Nevada on November 6, 2023, and is only subject to a federal income tax rate of 21%. Effective for the tax year beginning January 1, 2024, and continuing thereafter unless revoked, Linkhome Holdings and Linkhome Realty have elected to file a consolidated federal income tax return.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by revenue stream.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Real estate service revenue
Real estate agency commission	$781,351	$261,705
Property management service	16,276	17,225
Home renovation service	245,226	8,353
Mortgage referral fee	4,050	13,500
Total real estate service revenue	1,046,903	300,783
Revenue from property purchases and sales through Cash Offer	6,568,404	1,069,072
Total revenues	$7,615,307	$1,369,855

Cost of Revenues

Cost of revenues consists primarily of (i) costs related to property purchases made under Linkhome Realty’s name, which are subsequently sold to customers, and (ii) costs associated with real estate services, including commission expenses for real estate agents working for the Company and renovation costs incurred for home renovation services.

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

All customers of the Company resided within the United States, where all revenues were generated for the years ended December 31, 2024 and 2023. Additionally, all properties purchased and sold by the Company were situated within the United States. Therefore, no geographical segments are presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company has concentrated its credit risk for cash by maintaining deposits in the financial institutions in the United States. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. The Company did not incur any losses on its cash and cash equivalents as of December 31, 2024 and 2023.

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

As of December 31, 2024 and 2023, the Company did not identify any assets and liabilities that were required to be re-measured at fair value. The carrying values of financial instruments included in current assets and current liabilities approximated their fair values because of their short maturities.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As of December 31, 2024 and 2023, the Company recognized no impairment of ROU assets.

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

Earnings per Share

Basic earnings per ordinary share is computed by dividing net income attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary shares outstanding and of potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted loss per share. For the years ended December 31, 2024 and 2023, the Company had no dilutive stocks.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of December 31, 2024 and 2023, the Company had no such contingencies.

New Accounting Pronouncements

The Company considers the applicability and impact of all ASUs and periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the fourth quarter of 2024 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Pending Adoption

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact that ASU 2023-09 will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. These requirements should be applied on a prospective basis with an option to apply them retrospectively. The Company is evaluating the impact that ASU 2024-03 will have on its consolidated financial statements and related disclosures.

The Company does not believe that any other recently issued but not yet effective authoritative guidance, if adopted currently, would have a material impact on its consolidated financial statements or related disclosures.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Accounts receivable, gross	$18,160	$9,484
Less: allowance for credit losses	—	(9,092)
Accounts receivable, net	$18,160	$392

For the year ended December 31, 2024, the Company wrote off accounts receivable of $9,092 against the allowance for credit losses.

NOTE 4 — PREPAID EXPENSES AND OTHER RECEIVABLES

As of December 31, 2024, prepaid expenses and other receivables totaled $27,979, consisting of $23,000 in advance payments to consultants for future services and $4,979 in other receivables.

As of December 31, 2023, prepaid expenses and other receivables totaled $25,008, primarily related to an advance payment to the auditor for the audit of the Company’s financial statements in preparation for its Initial Public Offering (“IPO”).

NOTE 5 — EQUIPMENT, NET

Equipment, net consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Furniture and fixtures	$5,325	$4,343
Office equipment	2,238	1,156
Vehicles	88,028	88,028
Total	95,591	93,527
Less: accumulated depreciation	(24,820)	(6,058)
Equipment, net	$70,771	$87,469

Depreciation expense for the years ended December 31, 2024 and 2023 was $18,762 and $6,042, respectively.

NOTE 6 — SECURITY DEPOSITS

As of December 31, 2024 and 2023, security deposits totaled $4,235, consisting of a refundable deposit paid to the landlord.

NOTE 7 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Payroll and payroll tax payable	$4,659	$2,873
Federal income tax payable	204,762	—
State income tax payable	105,976	5,505
Credit card payable	10,726	1,112
Accrued professional fees	502,942	—
Tenant-contributed emergency reserve	1,000	—
Total other current liabilities	$830,065	$9,490

As of December 31, 2024, accrued professional fees consisted of legal fees of $450,000, audit fees of $12,000, and miscellaneous fees of $40,942.

NOTE 8 — AUTO LOAN PAYABLE

On September 3, 2023, the Company entered into a loan agreement with an unrelated third party for acquiring a vehicle. The auto loan, in the form of a promissory note, matures on September 18, 2029 and bears interest at a rate of 6.34% per annum, payable monthly beginning October 18, 2023. Interest expense for this loan for the years ended December 31, 2024 and 2023 was $3,021 and $967, respectively.

NOTE 9 — LEASE

On July 31, 2023, the Company entered into a lease agreement for an office in Irvine, California with a lease term of 24 months, commencing on September 1, 2023 and expiring on August 31, 2025. The initial monthly rental payment is $3,708 from September 1, 2023 to August 31, 2024, with an annual 3.85% increase to the amount of $3,850 starting on September 1, 2024.

The following tables present the Company’s operating lease costs, lease components, remaining lease term and discount rate:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease costs	$45,347	$15,115

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$29,410	$70,930
Operating lease liabilities – current	$29,980	$41,235
Operating lease liabilities – non-current	—	29,980
Total operating lease liabilities	$29,980	$71,215

December 31, 2024
Remaining lease term (years)	0.67
Discount rate	7.50%

The following table is a schedule, by years, of the minimum lease payments as of December 31, 2024:

Year Ended December 31,	Operating Lease Liabilities
2025	$30,802
Total lease payments	30,802
Less: imputed interest	(822)
Present value of lease liabilities	$29,980

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

Effective for the tax year beginning January 1, 2024, and continuing thereafter unless revoked, Linkhome Holdings and Linkhome Realty have elected to file a consolidated federal income tax return. As a result, Linkhome Holdings’ net operating losses (“NOLs”) can be used to offset Linkhome Realty’s taxable income, reducing the Company’s overall tax liability.

The Company’s provision for income taxes consisted of the following:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Current:
Federal income tax expense	$207,469	$—
State income tax expense	101,883	1,925
Total income tax expenses	$309,352	$1,925

The following tables reconciled the federal statutory rate to the Company’s effective tax rate for the year ended December 31, 2024 after Linkhome Realty’s tax status changed to C-corporation:

Year Ended December 31, 2024
Federal statutory income tax rate	21.00%
State statutory income tax rate, net of effect of state income tax deductible to federal income tax	7.40%
Permanent difference (non-deductible expenses)	0.04%
Effective tax rate	28.44%

As of December 31, 2024 and 2023, the Company had no deferred tax assets or deferred tax liabilities.

NOTE 11 — RELATED PARTY TRANSACTIONS

Net Revenues — Related Party

Name of Related Party	Nature	Relationship	Year Ended December 31, 2024	Year Ended December 31, 2023
Haiyan Ma	Revenue from property purchases and sales through Cash Offer	The Company’s shareholder with 12.41% ownership	$2,940,544	$1,069,072
Haiyan Ma	Real estate service revenue – real estate agency commission	The Company’s shareholder with 12.41% ownership	62,650	—
Haiyan Ma	Real estate service revenue – home renovation service	The Company’s shareholder with 12.41% ownership	53,012	—
Na Li	Revenue from property purchases and sales through Cash Offer	The Company’s shareholder with 1.72% ownership, Chief Financial Officer, and Director	1,670,000	—
Na Li	Real estate service revenue – home renovation service	The Company’s shareholder with 1.72% ownership, Chief Financial Officer, and Director	64,500	—
Zhen Qin & Na Li	Real estate service revenue – real estate agency commission	Zhen Qin: The Company’s shareholder with 52.74% ownership, Chairman of the Board, and Chief Executive Officer; Na Li: The Company’s shareholder with 1.72% ownership, Chief Financial Officer, and Director; Zhen Qin and Na Li are spouses	50,000	—
Two minority shareholders	Real estate service revenue – real estate agency commission	The Company’s shareholders with less than 1% ownership for each	15,550	—
One minority shareholder	Real estate service revenue – property management service	The Company’s shareholder with less than 1% ownership	1,800	—
Total			$4,858,056	$1,069,072

For the year ended December 31, 2024, the Company purchased three properties in cash for $2,884,882 from unrelated parties under its name and subsequently sold them to Haiyan Ma for $2,940,544. For the year ended December 31, 2023, the Company purchased one property in cash for $1,056,370 from an unrelated party under its name and subsequently sold it to Haiyan Ma for $1,069,072.

For the year ended December 31, 2024, the Company provided real estate agency services to Haiyan Ma, assisting with the sale of two properties and the purchase of one property, for which the Company earned a total of $62,650 in real estate agency commission.

For the year ended December 31, 2024, the Company provided home renovation services to Haiyan Ma on three home renovation projects, for which the Company earned $53,012 in home renovation service revenue and incurred $43,332 in renovation costs.

For the year ended December 31, 2024, the Company purchased a property in cash for $1,425,930 from Haiyan Ma under its name and subsequently sold it to Na Li for $1,670,000.

For the year ended December 31, 2024, the Company provided home renovation services to Na Li on four home renovation projects, for which the Company earned $64,500 in home renovation service revenue and incurred $56,769 in renovation costs.

For the year ended December 31, 2024, the Company provided real estate agency services to Zhen Qin and Na Li, assisting with the purchase of a property, for which the Company earned $50,000 in real estate agency commission.

For the year ended December 31, 2024, the Company provided real estate agency services to two minority shareholders, assisting one shareholder with selling a property and the other shareholder with purchasing a property, for which the Company earned a total of $15,550 in real estate agency commission.

For the year ended December 31, 2024, the Company provided tenant placement services to a minority shareholder, assisting with securing a rental property, for which the Company earned $1,800 in property management service revenue.

Cost of Revenues — Related Party

Name of Related Party	Nature	Relationship	Year Ended December 31, 2024	Year Ended December 31, 2023
Haiyan Ma	Cost of property purchases and sales through Cash Offer	The Company’s shareholder with 12.41% ownership	$1,420,000	$—
Zhen Qin	Cost of real estate services – commission expense	The Company’s shareholder with 52.74% ownership, Chairman of the Board and Chief Executive Officer	—	61,400
Total			$1,420,000	$61,400

For the year ended December 31, 2024, the Company purchased a property in cash for $1,425,930 from Haiyan Ma, which included $1,420,000 paid to Haiyan Ma as the total consideration and $5,930 in title charges, escrow charges, and other related costs. The Company subsequently sold the property to Na Li for $1,670,000. The total purchase cost of $1,425,930 was recorded as cost of revenues, with $1,420,000 specifically identified as a related party transaction.

For the year ended December 31, 2023, the Company incurred commission expenses of $61,400, which were paid to Zhen Qin for real estate transactions conducted on behalf of the Company. This amount was recorded in cost of revenues.

Due to Related Party

Name of Related Party	Nature	Relationship	December 31, 2024	December 31, 2023
Zhen Qin	Due on demand, non-interest bearing	The Company’s shareholder with 52.74% ownership, Chairman of the Board and Chief Executive Officer	$55,000	$—
Total			$55,000	$—

On May 1, 2024, Zhen Qin lent $530,000 to the Company to support its operational needs. As of December 31, 2024, the Company repaid $475,000 to Zhen Qin, and there was an outstanding balance of $55,000.

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

Linkhome Holdings was incorporated in the State of Nevada on November 6, 2023. The authorized number of common shares is 100,000,000 shares with $0.001 par value; 13,500,000 common shares were issued and outstanding upon reorganization that was completed on December 1, 2023, including the 1,800,000 shares of the angel investor described above. The authorized number of preferred shares is 1,000,000 shares with $0.001 par value; no shares were issued as of December 31, 2024 and 2023.

For the year ended December 31, 2024, the Company entered into a series of stock subscription agreements with individual investors to issue 1,005,000 common shares at a range of per share prices from $0.50 – $1.00 for total proceeds of $980,000. As a result, the Company had 14,505,000 common shares issued and outstanding as of December 31, 2024.

NOTE 13 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the consolidated financial statements and no subsequent event has been identified.