Form 10-Q
period 2025-03-31
Linkhome Holdings Inc.
filed 2025-05-19
CIK 2017758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to___________________

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

As of May 19, 2025 the registrant had a total of 14,505,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$584,143	$1,670,949
Investments - trading securities	124,993	-
Accounts receivable, net	1,834,000	18,160
Real estate held for sale	-	907,061
Advance to contractor	26,873	-
Prepaid expenses and other receivables	18,000	27,979
Deferred tax assets, net	3,080	-
Deferred IPO costs	748,499	699,499
Total Current Assets	3,339,588	3,323,648

Noncurrent Assets
Equipment, net	66,132	70,771
Operating lease right-of-use assets, net	18,550	29,410
Intangible asset	1,449	1,449
Security deposits	4,235	4,235
Total Noncurrent Assets	90,366	105,865
Total Assets	$3,429,954	$3,429,513

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$-	$21,300
Auto loan payable, current	8,231	8,102
Operating lease liabilities, current	18,907	29,980
Other current liabilities	839,224	830,065
Due to related party	-	55,000
Total Current Liabilities	866,362	944,447

Noncurrent Liabilities
Auto loan payable, noncurrent	33,278	35,381
Total Noncurrent Liabilities	33,278	35,381
Total Liabilities	899,640	979,828

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,505,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	14,505	14,505
Paid-in capital	1,276,690	1,276,690
Retained earnings	1,239,119	1,158,490
Total Stockholders’ Equity	2,530,314	2,449,685
Total Liabilities and Stockholders’ Equity	$3,429,954	$3,429,513

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net Revenues (including $97,560 and $924,544 from related parties for the three months ended March 31, 2025 and 2024, respectively)	$5,709,426	$1,143,928
Cost of Revenues	5,447,509	915,662
Gross Profit	261,917	228,266

Operating Expenses
Selling expenses	17,341	900
General and administrative expenses	120,754	154,433
Total Operating Expenses	138,095	155,333
Operating Income	123,822	72,933

Other (Expenses) Income
Interest expense	(682)	(800)
Financial expense	(60)	-
Unrealized gain (loss) on trading securities	(11,007)	-
Other income, net	-	507
Total Other Expenses, Net	(11,749)	(293)
Income before Income Taxes	112,073	72,640
Income Tax Expenses	31,444	32,348
Net Income	$80,629	$40,292
Earnings per Share – Basic	$0.01	$0.00
Weighted Average Number of Common Stock Outstanding – Basic	14,505,000	13,986,538

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Retained	Total stockholder’s
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance at January 1, 2025	-	$-	14,505,000	$14,505	$1,276,690	$1,158,490	$2,449,685
Net income	-	-	-	-	-	80,629	80,629
Balance at March 31, 2025	-	$-	14,505,000	$14,505	$1,276,690	$1,239,119	$2,530,314

Balance at January 1, 2024	-	$-	13,500,000	$13,500	$297,695	$380,254	$691,449
Common shares issued for equity financing	-	-	955,000	955	929,045	-	930,000
Net income	-	-	-	-	-	40,292	40,292
Balance at March 31, 2024	-	$-	14,455,000	$14,455	$1,226,740	$420,546	$1,661,741

 The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net Income	$80,629	$40,292
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized loss on trading securities	11,007	-
Depreciation	4,639	4,651
Lease expense	11,337	11,335
Changes in operating assets and liabilities:
Accounts receivable	(1,815,840)	(33,523)
Accounts receivable – related party	-	(81,888)
Real estate held for sale	907,061	-
Advance to contractor	(26,873)	(17,940)
Prepaid expenses and other receivables	9,979	25,008
Deferred tax assets	(3,080)	-
Deferred IPO costs	(49,000)	(50,000)
Accounts payable	(21,300)	(9,131)
Other current liabilities	9,160	82,019
Payment of lease liabilities	(11,551)	(11,120)
Net Cash Used in Operating Activities	(893,832)	(40,297)

Cash Flows from Investing Activities
Purchase of trading securities	(136,000)	-
Purchase of furniture and fixtures	-	(982)
Purchase of office equipment	-	(1,082)
Purchase of trademark	-	(399)
Net Cash Used in Investing Activities	(136,000)	(2,463)

Cash Flows from Financing Activities
Repayments of auto loan payable	(1,974)	(1,857)
Proceeds from related party dues	326,000	-
Repayments of related party dues	(381,000)	-
Proceeds from shares issued in equity financing	-	930,000
Net Cash (Used in) Provided by Financing Activities	(56,974)	928,143
Net (Decrease) Increase in Cash and Cash Equivalents	(1,086,806)	885,383

Cash and Cash Equivalents, Beginning of Period	1,670,949	651,911
Cash and Cash Equivalents, End of Period	$584,143	$1,537,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$682	$800
Cash Paid for Income Taxes	$-	$-

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

Investments - Trading Securities

The Company classifies investments in trading securities as financial instruments acquired with the intent to sell them in the near term for profit. Trading securities are initially recorded at cost and subsequently measured at fair value, with both realized and unrealized gains or losses recognized in the consolidated statements of income under “Other Income/Expenses.” Unrealized gains or losses arising from changes in the fair value of trading securities are recognized in the consolidated statements of income at each reporting period, while realized gains or losses are calculated based on the difference between the sale proceeds and the carrying value of the securities sold.

The Company opened an investment account at J.P. Morgan Chase in January 2025. For the three months ended March 31, 2025, the Company purchased trading securities totaling $136,000. As of March 31, 2025, investment in trading securities totaled $124,993, with an unrealized loss of $11,007 recognized in the consolidated statements of income under “Other Income/Expenses.”

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

Accounts Receivable, Net

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for credit losses. The Company maintains allowances for credit losses for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment pattens and creditworthiness, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2025 and December 31, 2024, the Company had no allowances for credit losses.

Real Estate Held for Sale

Real estate properties acquired on behalf of clients as part of the Company’s Cash Offer program are classified as real estate held for sale in accordance with the criteria outlined in FASB ASC Topic 360, “Property, Plant, and Equipment.” Under this classification, properties held for sale are measured at the lower of cost or fair value less costs to sell. As of March 31, 2025, the Company had no real estate held for sale. As of December 31, 2024, the Company recorded one property as real estate held for sale with a carrying value of $907,061. This property was acquired in December 2024 under the Cash Offer program to facilitate a transaction for a client and was subsequently sold in January 2025.

Advance to Contractor

Advance to contractor represents amounts paid to contractors in advance for home renovation projects that are not yet completed, from which the Company expects to receive future economic benefits within its normal operating cycle. Home renovation projects are generally completed within one to three months from the date the advance payment is made. As of March 31, 2025 and December 31, 2024, advance to contractor totaled $26,873 and $0, respectively.

Deferred Initial Public Offering (“IPO”) Costs

The Company accounts for deferred IPO costs in accordance with the requirement of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist of underwriting, legal, consulting, and other expenses incurred up to the balance sheet date that are directly attributable to the planned IPO. These deferred costs will be charged to shareholders’ equity upon the successful completion of the IPO. If the IPO is unsuccessful, all deferred costs, along with any additional expenses incurred, will be charged to operations. As of March 31, 2025 and December 31, 2024, deferred IPO costs totaled $748,499 and $699,499, respectively.

Equipment, Net

Equipment is stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred, while additions, renewals and improvements that extend the useful lives of property and equipment are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any resulting gain or loss is reflected in the consolidated statements of income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. For the three months ended March 31, 2025 and 2024, depreciation expense related to furniture and fixtures, office equipment, and vehicle amounted to $4,639 and $4,651, respectively. The estimated useful lives by asset classification are generally as follows:

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these assets for the three months ended March 31, 2025 and 2024.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. For the three months ended March 31, 2025 and 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by revenue stream.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Real estate service revenue
Real estate agency commission	$211,517	$207,382
Property management service	1,767	5,752
Home renovation service	9,952	2,200
Mortgage referral fee	6,300	4,050
Total real estate service revenue	229,536	219,384
Revenue from property purchases and sales through Cash Offer	5,479,890	924,544
Total revenues	$5,709,426	$1,143,928

Cost of Revenues

Cost of revenues consists primarily of (i) costs related to property purchases made under Linkhome Realty’s name, which are subsequently sold to customers, and (ii) costs associated with real estate services, including commission expenses for real estate agents working for the Company and renovation costs incurred for home renovation services.

Segment Information

On October 1, 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The Company applies the “management approach” to identify operating segments, as required by ASC 280-10-50. Under this approach, operating segments are components of the business whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company’s CODM is the senior executive committee, which includes the Chief Executive Officer and the Chief Financial Officer.

The CODM manages the Company’s operations as a single operating and reportable segment, referred to as the Real Estate Solutions segment, which includes all activities related to the Company’s integrated real estate platform. The Company manages its business activities on a consolidated basis, including two primary revenue streams: (1) Cash Offer transactions, in which the Company purchases and resells properties for customers; and (2) real estate services, including real estate agency services, property management services, home renovation services, and mortgage referral services. See “Revenue Recognition” for a breakdown of revenues by stream.

The accounting policies of the Real Estate Solutions segment are the same as those described elsewhere in the summary of significant accounting policies. The CODM assesses segment performance and allocates resources based on net income, which is also reported in the Company’s consolidated statements of income. The CODM does not evaluate individual revenue streams separately and receives financial reporting only at the consolidated level.

Net income is used by the CODM to evaluate the return on segment assets and determine whether to reinvest profits in the business, fund acquisitions, or return capital to shareholders. Net income is also used to compare actual performance against budget and to benchmark the Company’s performance against industry peers. These evaluations form the basis for internal performance assessments and management compensation decisions.

The following table presents the segment revenue, segment profit or loss, and significant segment expenses included in the measure of segment performance for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Segment revenues(1)	$5,709,426	$1,143,928
Less:
Cost of revenues	5,447,509	915,662
Segment gross profit	261,917	228,266
Less:
Payroll and payroll tax expenses	52,107	46,325
Legal and accounting expenses	40,126	86,379
Rent expense	12,050	11,520
Other segment items(2)	40,240	5,951
Depreciation and amortization	4,639	4,651
Interest expense	682	800
Income tax expense	31,444	32,348
Segment net income	$80,629	$40,292

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$80,629	$40,292

(1)	Segment revenues represent revenues from external customers and are consistent with consolidated net revenues as reported in the Company’s consolidated statements of income. The Company had no intra-entity sales or transfers for the periods presented.

(2)	Other segment items include marketing expenses, business license expenses, office expenses, and other overhead expenses.

The following table presents segment assets and expenditures for segment assets. Segment assets are reviewed on a consolidated basis and reflect total consolidated assets as reported in the Company’s consolidated balance sheets. Expenditures for segment assets include additions to long-lived assets.

	March 31, 2025	December 31, 2024
Segment assets	$3,429,954	$3,429,513

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Expenditures for segment assets(1)	$—	$2,463

(1)	Expenditures for the three months ended March 31, 2024, included purchases of office equipment ($1,082), furniture ($982), and a trademark ($399).

All of the Company’s revenues and long-lived assets were attributable to operations in the United States for the three months ended March 31, 2025 and 2024. All customers resided in the United States, and all properties purchased and sold by the Company were located in the United States. Therefore, no geographical disaggregation is presented.

For the three months ended March 31, 2025, revenues from six customers accounted for approximately 16.50%, 16.25%, 16.03%, 15.87%, 15.73%, and 15.60% of the Company’s total revenues, respectively. For the three months ended March 31, 2024, revenue from one related-party customer accounted for approximately 80.82% of total revenues.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company has concentrated its credit risk for cash by maintaining deposits in the financial institutions in the United States. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. The Company did not incur any losses on its cash and cash equivalents as of March 31, 2025 and December 31, 2024.

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

As of March 31, 2025, the Company’s investments in trading securities totaling $124,993 were measured at fair value using Level 1 inputs, based on quoted market prices in active markets. As of December 31, 2024, the Company did not have any investments in trading securities.

For all other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities, their carrying amounts approximate fair value due to their short-term nature.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As of March 31, 2025 and December 31, 2024, the Company recognized no impairment of ROU assets.

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

Earnings per Share

Basic earnings per ordinary share is computed by dividing net income attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary shares outstanding and of potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted loss per share. For the three months ended March 31, 2025 and 2024, the Company had no dilutive stocks.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of March 31, 2025 and December 31, 2024, the Company had no such contingencies.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. These requirements should be applied on a prospective basis with an option to apply them retrospectively. The Company is evaluating the impact that ASU 2024-03 will have on its consolidated financial statements and related disclosures.

The Company does not believe that any other recently issued but not yet effective authoritative guidance, if adopted currently, would have a material impact on its consolidated financial statements or related disclosures.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Accounts receivable, gross	$1,834,000	$18,160
Less: allowance for credit losses	—	—
Accounts receivable, net	$1,834,000	$18,160

NOTE 4 — PREPAID EXPENSES AND OTHER RECEIVABLES

As of March 31, 2025, prepaid expenses and other receivables totaled $18,000, representing advance payments to a consultant for future services.

As of December 31, 2024, prepaid expenses and other receivables totaled $27,979, consisting of $23,000 in advance payments to consultants for future services and $4,979 in other receivables.

NOTE 5 — EQUIPMENT, NET

Equipment, net consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Furniture and fixtures	$5,325	$5,325
Office equipment	2,238	2,238
Vehicles	88,028	88,028
Total	95,591	95,591
Less: accumulated depreciation	(29,459)	(24,820)
Equipment, net	$66,132	$70,771

For the three months ended March 31, 2025 and 2024, depreciation expense amounted to $4,639 and $4,651, respectively.

NOTE 6 — SECURITY DEPOSITS

As of March 31, 2025 and December 31, 2024, security deposits totaled $4,235, representing a refundable deposit paid to the landlord.

NOTE 7 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Payroll and payroll tax payable	$8,291	$4,659
Federal income tax payable	228,376	204,762
State income tax payable	116,886	105,976
Credit card payable	10,130	10,726
Accrued professional fees	440,941	502,942
Customer deposits	33,600	—
Tenant-contributed emergency reserve	1,000	1,000
Total other current liabilities	$839,224	$830,065

As of March 31, 2025, accrued professional fees totaled $440,941, consisting of $400,000 in legal fees and $40,941 in other miscellaneous fees. As of December 31, 2024, accrued professional fees totaled $502,942, consisting of $450,000 in legal fees, $12,000 in audit fees, and $40,942 in other miscellaneous fees.

As of March 31, 2025, customer deposits totaled $33,600, representing advance payments received from customers for home renovation projects managed by the Company.

NOTE 8 — AUTO LOAN PAYABLE

On September 3, 2023, the Company entered into a loan agreement with an unrelated third party for acquiring a vehicle. The auto loan, in the form of a promissory note, matures on September 18, 2029 and bears interest at a rate of 6.34% per annum, payable monthly beginning October 18, 2023. For the three months ended March 31, 2025 and 2024, interest expense related to this loan amounted to $682 and $800, respectively.

NOTE 9 — LEASE

On July 31, 2023, the Company entered into a lease agreement for an office in Irvine, California with a lease term of 24 months, commencing on September 1, 2023 and expiring on August 31, 2025. The initial monthly rental payment is $3,708 from September 1, 2023 to August 31, 2024, with an annual 3.85% increase to the amount of $3,850 starting on September 1, 2024.

The following tables present the Company’s operating lease costs, lease components, remaining lease term and discount rate:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating lease costs	$11,337	$11,335

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$18,550	$29,410
Operating lease liabilities – current	$18,907	$29,980
Operating lease liabilities – non-current	—	—
Total operating lease liabilities	$18,907	$29,980

March 31, 2025
Remaining lease term (years)	0.42
Discount rate	7.50%

The following table is a schedule, by years, of the minimum lease payments as of March 31, 2025:

Year Ended December 31,	Operating Lease Liabilities
Remaining 2025 (4/1/2025 – 12/31/2025)	$19,251
Total lease payments	19,251
Less: imputed interest	(344)
Present value of lease liabilities	$18,907

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

The Company’s provision for income taxes consisted of the following:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Current:
Federal income tax expense	$23,614	$22,129
State income tax expense	10,910	10,219
Deferred:
Federal income tax benefit	(2,311)	—
State income tax benefit	(769)	—
Total	$31,444	$32,348

The following tables reconciled the federal statutory tax rate to the Company’s effective tax rate for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Federal statutory income tax rate	21.00%	21.00%
State statutory income tax rate, net of effect of state income tax deductible to federal income tax	7.01%	7.00%
Permanent difference (non-deductible expenses)	0.05%	0.10%
Effective tax rate	28.06%	28.10%

As of March 31, 2025 and December 31, 2024, the net deferred tax assets consisted of the following:

	March 31, 2025	December 31, 2024
Deferred tax assets:
Unrealized loss on trading securities	$3,080	$—
Less: valuation allowance	—	—
Deferred tax assets, net	$3,080	$—

The Company evaluates its valuation allowance requirements at the end of each reporting period by reviewing all available evidence, both positive and negative, and assessing whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under applicable tax law. As of March 31, 2025, the Company had a deferred tax asset of $3,080 related to unrealized loss on trading securities. Management has evaluated the available evidence regarding the realizability of this deferred tax asset and concluded that a valuation allowance is not required as of March 31, 2025, based on the Company’s assessment of its ability to generate sufficient future taxable income to utilize the deferred tax asset.

NOTE 11 — RELATED PARTY TRANSACTIONS

Net Revenues — Related Party

Name of Related Party	Nature	Relationship	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Haiyan Ma	Revenue from property purchases and sales through Cash Offer	The Company’s shareholder	$—	$924,544
Na Li	Real estate service revenue – real estate agency commission	Chief Financial Officer and Director	97,560	—
Total			$97,560	$924,544

For the three months ended March 31, 2025, the Company provided real estate agency services to Na Li, assisting with the sale of a property. The Company earned $126,000 in real estate agency commission from Na Li but paid a referral fee of $28,440 to Haiyan Ma for introducing the buyer, resulting in net revenue of $97,560 recognized on a net basis.

For the three months ended March 31, 2024, the Company acquired a property for $915,662 in cash from an unrelated party, holding title in its name, and subsequently sold the property to Haiyan Ma for $924,544.

Due to Related Party

Name of Related Party	Nature	Relationship	March 31, 2025	December 31, 2024
Zhen Qin	Due on demand, non-interest bearing	The Company’s major shareholder, Chairman of the Board and Chief Executive Officer	$—	$55,000
Total			$—	$55,000

On May 1, 2024, Zhen Qin lent $530,000 to the Company to support its operational needs. As of March 31, 2025, the Company had fully repaid the outstanding balance to Zhen Qin, resulting in no amount due to the related party. As of December 31, 2024, the Company had repaid $475,000 to Zhen Qin, leaving an outstanding balance of $55,000.

NOTE 12 — STOCKHOLDERS’ EQUITY

On June 1, 2023, Linkhome Realty entered into an Angel Investment Agreement with an angel investor to issue 1,800,000 common shares of Linkhome Realty at $0.001 per share for total proceeds of $300,000. Linkhome Realty received the proceeds in November 2023. Following the reorganization finalized on December 1, 2023, the $300,000 investment was recognized as part of the initial capital contribution, making the angel investor one of the initial shareholders of Linkhome Holdings.

Linkhome Holdings was incorporated in the State of Nevada on November 6, 2023. The authorized number of preferred shares is 1,000,000 shares with $0.001 par value; no preferred shares were issued as of March 31, 2025 and December 31, 2024. The authorized number of common shares is 100,000,000 shares with $0.001 par value. As of March 31, 2025 and December 31, 2024, the Company had 14,505,000 common shares issued and outstanding, including 1,800,000 shares issued to the angel investor under the reorganization described above.

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

Key Factors that Affect Our Results of Operations

●	Market Conditions: Fluctuations in the real estate market, including changes in supply and demand dynamics, interest rate, economic conditions, and regulatory policies, can significantly impact on our business. We closely monitor market trends and adapt our strategies in order to mitigate risks and capitalize on opportunities.

●	Technology Integration: As we strive to become the premier AI real estate company, our ability to effectively integrate AI and other innovative technologies into our operations is crucial.

●	Client Preferences and Demands: We continuously assess client feedback, market research and industry trends to improve our services.

●	Competition: The real estate industry is highly competitive, with numerous companies competing for market share and client attention. We strive to differentiate ourselves through our comprehensive services, innovative solutions and exceptional customer service. Continuous assessment of competitor strategies and market positioning informs our efforts to maintain a competitive advantage.

●	Economic Factors: We aim to continuously evaluate Macroeconomic factors, such as GDP growth, employment rates, inflation, which can influence real estate market dynamics and consumer behavior. When GDP growth and employment rates are strong, we typically see higher consumer confidence and spending power. On the other hand, rising inflation can lead to increased interest rates, potentially reducing consumer buying power and making it more expensive for consumers to purchase homes.

●	Operational Efficiency: The process of real estate transaction includes multiple steps. We continuously optimize our processes, invest in staff training and development, and leverage technology to enhance productivity.

Related Party Transactions

Related Parties

The following individuals are considered related parties due to their roles in the Company:

●	Haiyan Ma: The Company’s shareholder.

●	Zhen Qin: Chairman of the Board, Chief Executive Officer (“CEO”), and major shareholder. Zhen Qin also serves as a licensed real estate agent acting on behalf of the Company.

●	Na Li: Chief Financial Officer (“CFO”) and Director. Na Li is the spouse of Zhen Qin.

For the Three Months Ended March 31, 2025 and 2024

Property Purchases and Sales Through Cash Offer

For the three months ended March 31, 2024, the Company acquired a property for $915,662 in cash from an unrelated party, holding title in its name, and subsequently sold the property to Haiyan Ma for $924,544.

Real Estate Agency Service

For the three months ended March 31, 2025, the Company provided real estate agency services to Na Li, assisting with the sale of a property. The Company earned $126,000 in real estate agency commission from Na Li but paid a referral fee of $28,440 to Haiyan Ma for introducing the buyer, resulting in net revenue of $97,560 recognized on a net basis.

As of March 31, 2025 and December 31, 2024

Due to Related Party

On May 1, 2024, Zhen Qin lent $530,000 to the Company to support its operational needs. As of March 31, 2025, the Company had fully repaid the outstanding balance to Zhen Qin, resulting in no amount due to the related party. As of December 31, 2024, the Company repaid $475,000 to Zhen Qin, leaving an outstanding balance of $55,000.

Selected Income Statement Items

Net Revenues

We derive our net revenues from (i) real estate purchases and sales made through Cash Offer, and (ii) real estate services including acting as real estate agency for buying and selling properties, property management, home renovation and mortgage referral services. The following table presents our net revenues by revenue stream for the periods presented:

	Three Months Ended March 31,
	2025		2024		Change
	Amount	%	Amount	%	Amount	%
Revenue from property purchases and sales through Cash Offer	$5,479,890	95.98%	$924,544	80.82%	$4,555,346	492.71%
Real estate service revenue
Real estate agency commission	211,517	3.71%	207,382	18.13%	4,135	1.99%
Property management service	1,767	0.03%	5,752	0.50%	(3,985)	(69.28)%
Home renovation service	9,952	0.17%	2,200	0.19%	7,752	352.36%
Mortgage referral fee	6,300	0.11%	4,050	0.36%	2,250	55.56%
Total real estate service revenue	229,536	4.02%	219,384	19.18%	10,152	4.63%
Total net revenues	$5,709,426	100.00%	$1,143,928	100.00%	$4,565,498	399.11%

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

Revenue from property purchases and sales through our Cash Offer program accounted for 95.98% and 80.82% of net revenues for the three months ended March 31, 2025 and 2024, respectively. Our revenue from this program increased by $4,555,346, or 492.71%, from $924,544 for the three months ended March 31, 2024, to $5,479,890 for the three months ended March 31, 2025. This significant increase was due to the expansion of our Cash Offer program, which commenced in late 2023. For the three months ended March 31, 2025 and 2024, we purchased and sold six and one properties, respectively, through the Cash Offer program, with average transaction prices of $0.90 million and $0.92 million, respectively.

Real Estate Service Revenue

We offer comprehensive real estate services tailored to meet the diverse needs of our clients. Our real estate service revenue consists primarily of real estate agency commissions for buying and selling properties for clients, and revenue generated from property management, home renovation and mortgage referral services.

Real estate service revenue accounted for 4.02% and 19.18% of net revenues for the three months ended March 31, 2025 and 2024, respectively. Our real estate service revenue increased by $10,152, or 4.63%, from $219,384 for the three months ended March 31, 2024, to $229,536 for the three months ended March 31, 2025. This increase was primarily driven by growth in real estate agency commission, home renovation service revenue, and mortgage referral fees, partially offset by a decline in property management service revenue, as explained below.

Real estate agency commission increased by $4,135, or 1.99%, from $207,382 for the three months ended March 31, 2024, to $211,517 for the three months ended March 31, 2025. This increase was primarily driven by a 6.38% rise in gross commission, which grew from $245,337 for the three months ended March 31, 2024, to $261,000 for the same period in 2025, partially offset by higher rebates. Rebates increased by 30.37%, from $37,955 for the three months ended March 31, 2024, to $49,483 for the three months ended March 31, 2025, as we continued to offer rebates to attract more clients and expand market share. Despite the increase in gross commission, total transaction volume decreased by 41.33%, primarily due to a 38.46% decrease in the number of real estate transactions and a 4.66% decrease in the average transaction price. For the three months ended March 31, 2025, we achieved a total transaction volume of $7,093,791 by completing 8 real estate transactions at an average transaction price of $0.89 million, while we achieved a total transaction volume of $12,090,829 by completing 13 real estate transactions at an average transaction price of $0.93 million for the same period in 2024. The overall increase in gross commission was primarily driven by higher commission rates on certain transactions and a focus on higher-value transactions.

Revenue from home renovation service increased by $7,752, or 352.36%, from $2,200 for the three months ended March 31, 2024, to $9,952 for the three months ended March 31, 2025. This increase was primarily driven by higher service fees earned from the completed home renovation project in 2025. For the three months ended March 31, 2025 and 2024, we completed one home renovation projects in each period.

Revenue from mortgage referral service increased by $2,250, or 55.56%, from $4,050 for the three months ended March 31, 2024, to $6,300 for the three months ended March 31, 2025. This increase was primarily driven by a higher number of mortgage loans secured during the period. We assisted clients in securing three mortgage loans for the three months ended March 31, 2025, compared to one mortgage loan for the same period in 2024.

Revenue from property management service decreased by $3,985, or 69.28%, from $5,752 for the three months ended March 31, 2024, to $1,767 for the three months ended March 31, 2025. This decrease was primarily due to lower tenant placement service revenue, as we did not complete any tenant placements for the three months ended March 31, 2025, compared to three tenant placements for the same period in 2024. Additionally, ongoing property management service revenue remained limited, as this service commenced in the third quarter of 2024. For the three months ended March 31, 2025, we managed three properties under ongoing property management service, while no properties were managed for the same period in 2024.

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

We derive our cost of revenues from two revenue streams: (i) property purchases and sales through Cash Offer and (ii) real estate services. The following table presents our cost of revenues by revenue stream for the periods presented:

	Three Months Ended March 31,
	2025		2024		Change
	Amount	%	Amount	%	Amount	%
Cost of property purchases and sales through Cash Offer	$5,437,924	99.82%	$915,662	100.00%	$4,522,262	493.88%
Cost of real estate services	9,585	0.18%	—	—%	9,585	—%
Total cost of revenues	$5,447,509	100.00%	$915,662	100.00%	$4,531,847	494.93%

Cost of property purchases and sales through Cash Offer increased by $4,522,262, or 493.88%, from $915,662 for the three months ended March 31, 2024, to $5,437,924 for the three months ended March 31, 2025. This increase was primarily driven by a higher volume of transactions during the three months ended March 31, 2025, compared to the same period in 2024.

Cost of real estate services was $9,585 for the three months ended March 31, 2025, compared to $0 for the three months ended March 31, 2024. This increase was primarily driven by higher renovation costs incurred in connection with home renovation services.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarized our consolidated results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	% of Revenues	2024	% of Revenues	Change	Percentage Change
Net revenues	$5,709,426	100.00%	$1,143,928	100.00%	$4,565,498	399.11%
Cost of revenues	5,447,509	95.41%	915,662	80.04%	4,531,847	494.93%
Gross profit	261,917	4.59%	228,266	19.96%	33,651	14.74%
Operating expenses
Selling expenses	17,341	0.30%	900	0.08%	16,441	1,826.78%
General and administrative expenses	120,754	2.12%	154,433	13.50%	(33,679)	(21.81)%
Total operating expenses	138,095	2.42%	155,333	13.58%	(17,238)	(11.10)%
Operating income	123,822	2.17%	72,933	6.38%	50,889	69.77%
Other expenses, net	(11,749)	(0.21)%	(293)	(0.03)%	(11,456)	3,909.90%
Income before income taxes	112,073	1.96%	72,640	6.35%	39,433	54.29%
Income tax expenses	31,444	0.55%	32,348	2.83%	(904)	(2.79)%
Net income	$80,629	1.41%	$40,292	3.52%	$40,337	100.11%

Net Revenues

Net revenues for the three months ended March 31, 2025 and 2024 were $5,709,426 and $1,143,928, respectively, representing an increase of $4,565,498, or 399.11%. This increase was primarily driven by a $4,555,346 increase in revenue from property purchases and sales through Cash Offer, along with a $10,152 increase in real estate service revenue.

Cost of Revenues

	Three Months Ended March 31,
	2025	2024	Change	Percentage Change
Cost of property purchases and sales through Cash Offer	$5,437,924	$915,662	$4,522,262	493.88%
Cost of real estate services	9,585	—	9,585	—%
Total cost of revenues	$5,447,509	$915,662	$4,531,847	494.93%
As a percentage of net revenues	95.41%	80.04%

Cost of revenues for the three months ended March 31, 2025 and 2024 was $5,447,509 and $915,662, respectively, representing an increase of $4,531,847, or 494.93%. This increase was primarily driven by higher costs associated with increased revenue from property purchases and sales through Cash Offer.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2025		2024
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Property purchases and sales through Cash Offer	$41,966	0.74%	$8,882	0.78%
Real estate services	219,951	3.85%	219,384	19.18%
Total	$261,917	4.59%	$228,266	19.96%

Gross profit for the three months ended March 31, 2025 and 2024 was $261,917 and $228,266, respectively, representing an increase of $33,651, or 14.74%. The blended gross margin was 4.59% for the three months ended March 31, 2025, compared to 19.96% for the same period in 2024.

Gross profit from property purchases and sales through Cash Offer, as a percentage of revenue from property purchases and sales through Cash Offer, was 0.77% for the three months ended March 31, 2025, compared to 0.96% for the same period in 2024. We expect that our Cash Offer program may continue to adversely affect our gross margin in the short term but will provide significant long-term growth opportunities by allowing us to differentiate ourselves in a highly competitive real estate market, attract more clients, and increase market share.

Gross profit from real estate services, as a percentage of real estate service revenue, was 95.82% for the three months ended March 31, 2025, compared to 100.00% for the same period in 2024. This decrease was primarily due to higher renovation costs incurred in connection with home renovation services.

Selling Expenses

Selling expenses primarily consisted of staging, advertising, and marketing costs. Selling expenses for the three months ended March 31, 2025 and 2024 were $17,341 and $900, respectively, representing an increase of $16,441, or 1,826.78%. This increase was primarily driven by higher advertising and marketing expenditures aimed at attracting more clients and listings, as well as enhancing brand awareness.

General and Administrative Expenses

The following table summarized our general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change	Percentage Change
Legal and accounting expenses	$40,126	$86,379	$(46,253)	(53.55)%
Payroll expense	47,325	41,700	5,625	13.49%
Payroll tax expense	4,781	4,625	156	3.38%
Rent expense	12,050	11,520	530	4.60%
Depreciation expense	4,639	4,651	(12)	(0.26)%
Other general and administrative expenses	11,833	5,558	6,275	112.90%
Total general and administrative expenses	$120,754	$154,433	$(33,679)	(21.81)%
As a percentage of net revenues	2.12%	13.50%

General and administrative expenses for the three months ended March 31, 2025 and 2024 were $120,754 and $154,433, respectively, representing a decrease of $33,679, or 21.81%. This decrease was primarily due to a reduction in legal and accounting expenses of $46,253 and a slight decline in depreciation expense of $12, partially offset by increases in payroll expense of $5,625, payroll tax expense of $156, and rent expense of $530. Legal and accounting expenses decreased primarily due to a lower volume of advisory services utilized during the period. Payroll and payroll tax expenses increased primarily due to the hiring of new employees. Rent expense increased primarily due to a scheduled rent adjustment under the office lease, effective from September 2024.

Other Expenses, Net

Other expenses were $11,749 for the three months ended March 31, 2025, compared to $293 for the three months ended March 31, 2024. For the three months ended March 31, 2025, other expenses primarily consisted of unrealized loss on trading securities of $11,007, interest expense of $682, and bank fees of $60. For the three months ended March 31, 2024, other expenses primarily consisted of interest expense of $800, partially offset by bank rewards of $300 and credit card rebates of $207.

Income Tax Expenses

Income tax expenses for the three months ended March 31, 2025 and 2024 were $31,444 and $32,348, respectively, representing a decrease of $904, or 2.79%. This decrease was primarily due to a lower effective tax rate in 2025.

Net Income

Net income for the three months ended March 31, 2025 and 2024 was $80,629 and $40,292, respectively, representing an increase of $40,337, or 100.11%. This increase was primarily driven by significant growth in net revenues and lower operating expenses.

Liquidity and Capital Resources

In assessing liquidity, management monitors and analyzes the Company’s cash on-hand, ability to generate sufficient revenue sources in the future, and operating and capital expenditure commitments. Historically, we have funded our working capital, operations and other capital requirements primarily through equity contributions from stockholders and cash flow from operations. Our ability to meet our current expenses and obligations depends on the future realization of our current assets. Management has considered historical experience, current economic conditions, reasonable and supportable forecasts of future economic conditions, and trends in the real estate industry to evaluate the expected collectability of accounts receivable as of March 31, 2025 and December 31, 2024. Our liquidity may be affected by general economic, competitive, and other factors, many of which are beyond our control.

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

Cash Flows For the Three Months Ended March 31, 2025 and 2024

As of March 31, 2025, we had cash and cash equivalents of $584,143, other current assets of $2,755,445, current liabilities of $866,362, net working capital of $2,473,226, and a current ratio of 3.85:1. As of December 31, 2024, we had cash and cash equivalents of $1,670,949, other current assets of $1,652,699, current liabilities of $944,447, net working capital of $2,379,201, and a current ratio of 3.52:1.

The following table presented a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net cash used in operating activities	$(893,832)	$(40,297)
Net cash used in investing activities	(136,000)	(2,463)
Net cash (used in) provided by financing activities	(56,974)	928,143
Net (decrease) increase in cash and cash equivalents	(1,086,806)	885,383
Cash and cash equivalents, beginning of period	1,670,949	651,911
Cash and cash equivalents, end of period	$584,143	$1,537,294

Net Cash Used in Operating Activities

Net cash used in operating activities was $893,832 for the three months ended March 31, 2025, primarily derived from (i) net income of $80,629, adjusted for noncash activities including lease expense of $11,337, unrealized loss on trading securities of $11,007, and depreciation of $4,639; (ii) net changes in operating assets and liabilities as of March 31, 2025 compared to December 31, 2024, primarily consisting of (a) an increase in accounts receivable of $1,815,840, (b) an increase in deferred IPO costs of $49,000, (c) an increase in advance to contractor of $26,873, (d) a decrease in accounts payable of $21,300, (e) a decrease in operating lease liabilities of $11,551, and (f) an increase in deferred tax assets of $3,080, partially offset by (a) a decrease in real estate held for sale of $907,061, (b) a decrease in prepaid expenses and other receivables of $9,979, and (c) an increase in other current liabilities of $9,160.

Net cash used in operating activities was $40,297 for the three months ended March 31, 2024, primarily derived from (i) net income of $40,292, adjusted for noncash activities including lease expense of $11,335 and depreciation of $4,651; (ii) net changes in operating assets and liabilities as of March 31, 2024 compared to December 31, 2023, primarily consisting of (a) an increase in accounts receivable of $115,411, (b) an increase in deferred IPO costs of $50,000, (c) an increase in advance to contractor of $17,940, (d) a decrease in operating lease liabilities of $11,120, and (e) a decrease in accounts payable of $9,131, partially offset by (a) an increase in other current liabilities of $82,019 and (b) a decrease in prepaid expenses and other receivables of $25,008.

Net cash used in operating activities was $893,832 for the three months ended March 31, 2025, compared to $40,297 for the same period in 2024, representing an increase in cash outflow of $853,535. This increase was primarily due to (i) a decrease in cash inflow of $1,700,429 on accounts receivable, (ii) an increase in cash outflow of $72,859 on other current liabilities, (iii) an increase in cash outflow of $15,029 on prepaid expenses, (iv) an increase in cash outflow of $12,169 on accounts payable, (v) an increase in cash outflow of $8,933 on advance to contractor, (vi) an increase in cash outflow of $3,080 on deferred tax assets, and (vii) an increase in cash outflow of $431 on operating lease liabilities, partially offset by (i) an increase in cash inflow of $907,061 on real estate held for sale, (ii) an increase in cash inflow of $51,334 on net income adjusted for noncash activities, and (iii) a decrease in cash outflow of $1,000 on deferred IPO costs.

Net Cash Used in Investing Activities

Net cash used in investing activities was $136,000 for the three months ended March 31, 2025, which primarily consisted of purchases of trading securities totaling $136,000.

Net cash used in investing activities was $2,463 for the three months ended March 31, 2024, which primarily consisted of purchases of office equipment for $1,082, furniture for $982, and a trademark for $399.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $56,974 for the three months ended March 31, 2025, which primarily consisted of repayments of $381,000 to a related party and $1,974 on an auto loan, partially offset by related party advances of $326,000.

Net cash provided by financing activities was $928,143 for the three months ended March 31, 2024, which primarily consisted of proceeds from equity financing of $930,000, partially offset by repayments of $1,857 on an auto loan.

Contractual Obligations

Our contractual obligations as of March 31, 2025 were as follows:

	1 Year or Less	More Than 1 Year	Total
Operating lease liabilities	$18,907	$—	$18,907
Auto loan payable	8,231	33,278	41,509
Total	$27,138	$33,278	$60,416

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025 and December 31, 2024.

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

Accounts Receivable, Net

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for credit losses. The Company maintains allowances for credit losses for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment pattens and creditworthiness, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2025 and December 31, 2024, the Company had no allowances for credit losses.

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these assets for the three months ended March 31, 2025 and 2024.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. For the three months ended March 31, 2025 and 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. These requirements should be applied on a prospective basis with an option to apply them retrospectively. The Company is evaluating the impact that ASU 2024-03 will have on its consolidated financial statements and related disclosures.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results.

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

Linkhome Holdings Inc.

By: /s/ Zhen Qin	Chairman of the Board and Chief Executive Officer	May 19, 2025
Zhen Qin	(Principal Executive Officer)

By: /s/ Na Li	Chief Financial Officer and Director	May 19, 2025
Na Li	(Principal Financial and Accounting Officer)

By: /s/ Xiaoyu Li	Director	May 19, 2025
Xiaoyu Li

By: /s/ Minghui Sun	Director	May 19, 2025
Minghui Sun

By: /s/ Xin Liu	Director	May 19, 2025
Xin Liu