Form 10-Q
period 2025-06-30
Linkhome Holdings Inc.
filed 2025-08-12
CIK 2017758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to__________________________

Commission File Number: 001-42652

Linkhome Holdings Inc.
(Exact name of registrant as specified in its charter)

Nevada	93-4316797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Executive Circle, Suite 100 Irvine, CA	92614
(Address of principal executive offices)	(Zip Code)

(800) 680 - 9158
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001	LHAI	The Nasdaq Capital Market

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

As of August 12, 2025 the registrant had a total of 16,230,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated July 25, 2025 and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,557,245	$1,670,949
Accounts receivable, net	-	18,160
Real estate held for sale	-	907,061
Prepaid expenses and other receivables	18,000	27,979
Deferred IPO costs	900,526	699,499
Total Current Assets	3,475,771	3,323,648

Noncurrent Assets
Equipment, net	61,364	70,771
Operating lease right-of-use assets, net	7,489	29,410
Intangible asset	1,449	1,449
Security deposits	4,235	4,235
Total Noncurrent Assets	74,537	105,865
Total Assets	$3,550,308	$3,429,513

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$-	$21,300
Auto loan payable, current	8,362	8,102
Operating lease liabilities, current	7,631	29,980
Other current liabilities	819,099	830,065
Due to related party	139,347	55,000
Total Current Liabilities	974,439	944,447

Noncurrent Liabilities
Auto loan payable, noncurrent	31,137	35,381
Total Noncurrent Liabilities	31,137	35,381
Total Liabilities	1,005,576	979,828

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,505,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	14,505	14,505
Paid-in capital	1,276,690	1,276,690
Retained earnings	1,253,537	1,158,490
Total Stockholders’ Equity	2,544,732	2,449,685
Total Liabilities and Stockholders’ Equity	$3,550,308	$3,429,513

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Net Revenues (including $97,560 and $3,013,206 from related parties for the six months ended June 30, 2025 and 2024, respectively; including $0 and $2,088,662 from related parties for the three months ended June 30, 2025 and 2024, respectively)	$10,508,982	$3,363,849	$4,799,556	$2,219,921
Cost of Revenues	10,137,523	2,980,683	4,690,014	2,065,021
Gross Profit	371,459	383,166	109,542	154,900

Operating Expenses
Selling expenses	24,796	2,660	7,455	1,760
General and administrative expenses	209,567	237,942	88,813	83,509
Total Operating Expenses	234,363	240,602	96,268	85,269
Operating Income	137,096	142,564	13,274	69,631

Other (Expenses) Income
Interest expense	(1,329)	(1,570)	(647)	(770)
Financial expense	(180)	(193)	(120)	(193)
Unrealized gain (loss) on trading securities	-	-	11,007	-
Realized gain (loss) on trading securities	(2,651)	-	(2,651)
Other income, net	1	507	1	-
Total (Expenses) Other Income, Net	(4,159)	(1,256)	7,590	(963)
Income before Income Taxes	132,937	141,308	20,864	68,668
Income Tax Expenses	37,890	50,128	6,446	17,780
Net Income	$95,047	$91,180	$14,418	$50,888
Earnings per Share – Basic	$0.01	$0.01	$0.00	$0.00
Weighted Average Number of Common Stock Outstanding – Basic	14,505,000	14,220,769	14,505,000	13,986,538

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Retained	Total stockholder’s
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance at April 1, 2025	-	$-	14,505,000	$14,505	$1,276,690	$1,239,119	$2,530,314
Net income	-	-	-	-	-	14,418	14,418
Balance at June 30, 2025	-	$-	14,505,000	$14,505	$1,276,690	$1,253,537	$2,544,732

Balance at April 1, 2024	-	$-	14,455,000	$14,455	$1,226,740	$420,546	$1,661,741
Net income	-	-	-	-	-	50,888	50,888
Balance at June 30, 2024	-	$-	14,455,000	$14,455	$1,226,740	$471,434	$1,712,629

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Retained	Total stockholder’s
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance at January 1, 2025	-	$-	14,505,000	$14,505	$1,276,690	$1,158,490	$2,449,685
Net income	-	-	-	-	-	95,047	95,047
Balance at June 30, 2025	-	$-	14,505,000	$14,505	$1,276,690	$1,253,537	$2,544,732

Balance at January 1, 2024	-	$-	13,500,000	$13,500	$297,695	$380,254	$691,449
Common shares issued for equity financing	-	-	955,000	955	929,045	-	930,000
Net income	-	-	-	-	-	91,180	91,180
Balance at June 30, 2024	-	$-	14,455,000	$14,455	$1,226,740	$471,434	$1,712,629

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net Income	$95,047	$91,180
Adjustments to reconcile net income to net cash used in operating activities:
Realized loss on trading securities	2,651	-
Depreciation	9,407	9,355
Lease expense	22,673	22,673
Change in allowance for credit losses	-	(9,092)
Changes in operating assets and liabilities:
Accounts receivable	18,160	(18,202)
Real estate held for sale	907,061
Prepaid expenses and other receivables	9,979	(7,792)
Deferred tax assets	(3,080)	-
Deferred IPO costs	(201,027)	(435,677)
Security deposits	-	(2,000)
Accounts payable	(21,300)	(13,203)
Other current liabilities	(7,887)	373,005
Payment of lease liabilities	(23,101)	(22,246)
Net Cash Provided by (Used in) Operating Activities	808,583	(11,999)

Cash Flows from Investing Activities
Purchase of trading securities	(274,718)	-
Proceeds from sale of trading securities	272,067	-
Purchase of furniture and fixtures	-	-
Purchase of office equipment	-	(2,064)
Purchase of trademark	-	(399)
Net Cash Used in Investing Activities	(2,651)	(2,463)

Cash Flows from Financing Activities
Repayments of auto loan payable	(3,983)	(3,743)
Proceeds from related party dues	465,347	530,000
Repayments of related party dues	(381,000)	(433,000)
Proceeds from shares issued in equity financing	-	930,000
Net Cash Provided by (Used in) Financing Activities	80,364	1,023,257
Net Increase in Cash and Cash Equivalents	886,296	1,008,795

Cash and Cash Equivalents, Beginning of Period	1,670,949	651,911
Cash and Cash Equivalents, End of Period	$2,557,245	$1,660,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$1,329	$1,570
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business

Linkhome Holdings Inc. (“Linkhome”, “Linkhome Holdings” or the “Company”) was incorporated in the State of Nevada, U.S. on November 6, 2023. The Company is a holding entity with no material operation of its own. Linkhome conducts substantially all of the operations through its fully owned subsidiary Linkhome Realty Group (“Linkhome Realty” or the “Subsidiary”), formerly known as Goldman Realty & Mortgage Inc. Linkhome Realty was incorporated in the State of California, U.S. on July 13, 2021, and is engaged in real estate related activities including real estate purchases and sales through Cash Offer, and various real estate services, such as real estate agency service for buying and selling properties, property management, home renovation and mortgage referral services. On November 17, 2023, Linkhome Realty obtained the Company’s real estate broker license, following the Company’s Chief Executive Officer’s (“CEO”) receipt of his personal real estate broker license on August 8, 2023.

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

The company opened an investment account at J.P. Morgan Chase in January 2025. For the six months ended June 30, 2025, the Company purchased and disposed trading securities totaling $136,000. As of June 30, 2025, investment in trading securities totaled $0. For the six and three months ended June 30, 2025, the realized loss of the investment were $2,651 which recognized in the consolidated statements of income under “Other Income/Expenses.”

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. There was no transition adjustment of the adoption of CECL.

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

Accounts Receivable, Net

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for credit losses. The Company maintains allowances for credit losses for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns and creditworthiness, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2025 and December 31, 2024, the Company had no allowances for credit losses.

Real Estate Held for Sale

Real estate properties acquired on behalf of clients as part of the Company’s Cash Offer program are classified as real estate held for sale in accordance with the criteria outlined in FASB ASC Topic 360, “Property, Plant, and Equipment.” Under this classification, properties held for sale are measured at the lower of cost or fair value less costs to sell. As of June 30, 2025, the Company had no real estate held for sale. As of December 31, 2024, the Company recorded one property as real estate held for sale with a carrying value of $907,061. This property was acquired in December 2024 under the Cash Offer program to facilitate a transaction for a client and was subsequently sold in January 2025.

Deferred Initial Public Offering (“IPO”) Costs

The Company accounts for deferred IPO costs in accordance with the requirement of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist of underwriting, legal, consulting, and other expenses incurred up to the balance sheet date that are directly attributable to the planned IPO. These deferred costs will be charged to shareholders’ equity upon the successful completion of the IPO. If the IPO is unsuccessful, all deferred costs, along with any additional expenses incurred, will be charged to operations. As of June 30, 2025 and December 31, 2024, deferred IPO costs totaled $900,526 and $699,499, respectively.

Equipment, Net

Equipment is stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred, while additions, renewals and improvements that extend the useful lives of property and equipment are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any resulting gain or loss is reflected in the consolidated statements of income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. For the six months ended June 30, 2025 and 2024, depreciation expense related to furniture and fixtures, office equipment, and vehicle amounted to $9,407 and $9,355, respectively; and $4,768 and $4,704 for the three months ended June 30, 2025 and 2024, respectively. The estimated useful lives by asset classification are generally as follows:

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these assets for the six and three months ended June 30, 2025 and 2024.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. For the six and three months ended June 30, 2025 and 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

The Company also offers a full range of home renovation services, from bathroom and kitchen renovations to customized home renovations and extensions, helping clients prepare their homes for sale or personalize newly purchased properties. The Company considers itself as a principal for this service as it has control of the specified service at any time before it is transferred to the customer, which is evidenced by (i) the Company is primarily responsible for fulfilling the promises to provide home renovation services meeting customer specifications, and assumes fulfillment risk (i.e., risk that the performance obligation will not be satisfied); and (ii) the Company has discretion in selecting third-party renovation contractors and establishing the price, and bears the risk for services that are not fully paid for by customers. The renovation period is usually within one to three months; the Company recognizes revenue when the renovation service is completed, on a gross basis with corresponding costs incurred.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by revenue stream.

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Real estate service revenue
Real estate agency commission	$24,569	$84,509
Property management service	1,767	1,986
Home renovation service	72,817	117,426
Mortgage referral fee	20,303	—
Total real estate service revenue	119,456	203,921
Revenue from property purchases and sales through Cash Offer	4,680,100	2,016,000
Total revenues	$4,799,556	$2,219,921

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Real estate service revenue
Real estate agency commission	$236,086	$291,891
Property management service	3,534	7,738
Home renovation service	82,769	119,626
Mortgage referral fee	26,603	4,050
Total real estate service revenue	348,992	423,305
Revenue from property purchases and sales through Cash Offer	10,159,990	2,940,544
Total revenues	$10,508,982	$3,363,849

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

The following table presents the segment revenue, segment profit or loss, and significant segment expenses included in the measure of segment performance for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Segment revenues(1)	$4,799,556	$2,219,921
Less:
Cost of revenues	4,690,014	2,065,021
Segment gross profit	109,542	154,900
Less:
Payroll and payroll tax expenses	49,232	36,170
Legal and accounting expenses	6,445	28,899
Rent expense	11,999	11,335
Other segment items(2)	15,587	4,354
Depreciation and amortization	4,768	4,704
Interest expense	647	770
Income tax expense	6,446	17,780
Segment net income	$14,418	$50,888

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$14,418	$50,888

The following table presents the segment revenue, segment profit or loss, and significant segment expenses included in the measure of segment performance for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Segment revenues(1)	$10,508,982	$3,363,849
Less:
Cost of revenues	10,137,523	2,980,683
Segment gross profit	371,459	383,166
Less:
Payroll and payroll tax expenses	101,339	82,495
Legal and accounting expenses	46,571	115,278
Rent expense	24,049	22,855
Other segment items(2)	55,827	10,305
Depreciation and amortization	9,407	9,355
Interest expense	1,329	1,570
Income tax expense	37,890	50,128
Segment net income	$95,047	$91,180

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$95,047	$91,180

(1)	Segment revenues represent revenues from external customers and are consistent with consolidated net revenues as reported in the Company’s consolidated statements of income. The Company had no intra-entity sales or transfers for the periods presented.

(2)	Other segment items include marketing expenses, business license expenses, office expenses, and other overhead expenses.

The following table presents segment assets and expenditures for segment assets. Segment assets are reviewed on a consolidated basis and reflect total consolidated assets as reported in the Company’s consolidated balance sheets. Expenditures for segment assets include additions to long-lived assets.

	June 30, 2025	December 31, 2024
Segment assets	$3,550,308	$3,429,513

	Three Months Ended June 30 June 30, 2025	Three Months Ended June 30 June 30 2024
Expenditures for segment assets(1)	$—	$399

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Expenditures for segment assets(1)	$—	$2,463

(1)	Expenditures for the three months ended June 30, 2025, included purchases of office equipment ($0), furniture ($0), and a trademark ($0). Expenditures for the three months ended June 30, 2024, included purchases of office equipment ($0), furniture ($0), and a trademark ($399).

Expenditures for the six months ended June 30, 2025, included purchases of office equipment ($0), furniture ($0), and a trademark ($0). Expenditures for the six months ended June 30, 2024, included purchases of office equipment ($1,082), furniture ($982), and a trademark ($399).

All of the Company’s revenues and long-lived assets were attributable to operations in the United States for the three and six months ended June 30, 2025 and 2024. All customers resided in the United States, and all properties purchased and sold by the Company were located in the United States. Therefore, no geographical disaggregation is presented.

For the three months ended June 30, 2025, revenue from one customer accounted for approximately 87.11% of total revenues. For the three months ended June 30, 2024, revenue from one related-party customer accounted for approximately 92.94% of total revenues.

For the six months ended June 30, 2025, revenues from three customers accounted for approximately 39.79%, 17.64%, and 17.45% of the Company’s total revenues, respectively. For the six months ended June 30, 2024, revenue from one related-party customer accounted for approximately 88.88% of total revenues.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company has concentrated its credit risk for cash by maintaining deposits in the financial institutions in the United States. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. The Company did not incur any losses on its cash and cash equivalents as of June 30, 2025 and December 31, 2024.

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

As of June 30, 2025, the Company had no remaining investments in trading securities. During the reporting period, the Company had invested in trading securities, which were measured at fair value using Level 1 inputs based on quoted market prices in active markets, but all such investments had been disposed of by June 30, 2025. As of December 31, 2024, the Company did not have any investments in trading securities.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As of June 30, 2025 and December 31, 2024, the Company recognized no impairment of ROU assets.

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

Earnings per Share

Basic earnings per ordinary share is computed by dividing net income attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary shares outstanding and of potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted loss per share. For the three and six months ended June 30, 2025 and 2024, the Company had no dilutive stocks.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of June 30, 2025 and December 31, 2024, the Company had no such contingencies.

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

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following as of June 30,2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Accounts receivable, gross	$—	$18,160
Less: allowance for credit losses	—	—
Accounts receivable, net	$—	$18,160

For the three months ended June 30, 2025 and 2024, the Company wrote off accounts receivable of $0 and $9,092, respectively, against the allowance for credit losses. For the six months ended June 30, 2025 and 2024, the Company wrote off accounts receivable of $0 and $9,092, respectively, against the allowance for credit losses.

NOTE 4 — PREPAID EXPENSES AND OTHER RECEIVABLES

As of June 30, 2025, prepaid expenses and other receivables totaled $18,000, representing advance payments to a consultant for future services.

As of December 31, 2024, prepaid expenses and other receivables totaled $27,979, consisting of $23,000 in advance payments to consultants for future services and $4,979 in other receivables.

NOTE 5 — EQUIPMENT, NET

Equipment, net consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Furniture and fixtures	$5,325	$5,325
Office equipment	2,238	2,238
Vehicles	88,028	88,028
Total	95,591	95,591
Less: accumulated depreciation	(34,227)	(24,820)
Equipment, net	$61,364	$70,771

For the three months ended June 30, 2025 and 2024, depreciation expense amounted to $4,768 and $4,703, respectively. For the six months ended June 30, 2025 and 2024, depreciation expense amounted to $9,407 and $9,355, respectively.

NOTE 6 — SECURITY DEPOSITS

As of June 30, 2025 and December 31, 2024, security deposits totaled $4,235, representing a refundable deposit paid to the landlord.

NOTE 7 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Payroll and payroll tax payable	$4,057	$4,659
Federal income tax payable	230,273	204,762
State income tax payable	118,355	105,976
Credit card payable	5,172	10,726
Accrued professional fees	460,242	502,942

Tenant-contributed emergency reserve	1,000	1,000
Total other current liabilities	$819,099	$830,065

As of June 30, 2025, accrued professional fees totaled $ 460,242, consisting of $ 385,000 in legal fees, $70,149 in printing cost, $1,102 in transfer agent fees and $ 3,991 in other miscellaneous fees. As of December 31, 2024, accrued professional fees totaled $502,942, consisting of $450,000 in legal fees, $12,000 in audit fees, and $40,942 in other miscellaneous fees.

NOTE 8 — AUTO LOAN PAYABLE

On September 3, 2023, the Company entered into a loan agreement with an unrelated third party for acquiring a vehicle. The auto loan, in the form of a promissory note, matures on September 18, 2029 and bears interest at a rate of 6.34% per annum, payable monthly beginning October 18, 2023. For the three months ended June 30, 2025 and 2024, interest expense related to this loan amounted to $647 and $770, respectively. For the six months ended June 30, 2025 and 2024, interest expense related to this loan amounted to $1,329 and $1,570, respectively.

NOTE 9 — LEASE

On July 31, 2023, the Company entered into a lease agreement for an office in Irvine, California with a lease term of 24 months, commencing on September 1, 2023 and expiring on August 31, 2025. The initial monthly rental payment is $3,708 from September 1, 2023 to August 31, 2024, with an annual 3.85% increase to the amount of $3,850 starting on September 1, 2024.

The following tables present the Company’s operating lease costs, lease components, remaining lease term and discount rate:

	Three months Ended June 30, 2025	Three months Ended June 30, 2024
Operating lease costs	$11,336	$11,338

	Six months Ended June 30, 2025	Six months Ended June 30, 2024
Operating lease costs	$22,673	$22,673

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$7,489	$29,410
Operating lease liabilities – current	$7,631	$29,980
Operating lease liabilities – non-current	—	—
Total operating lease liabilities	$7,631	$29,980

June 30, 2025
Remaining lease term (years)	0.16
Discount rate	7.50%

The following table is a schedule, by years, of the minimum lease payments as of June 30, 2025:

Year Ended December 31,	Operating Lease Liabilities
Remaining 2025 ( 7/1/2025 – 12/31/2025)	$7,700
Total lease payments	7,700
Less: imputed interest	(69)
Present value of lease liabilities	$7,631

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

The Company’s provision for income taxes consisted of the following:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Current:
Federal income tax expense	$1,897	$12,164
State income tax expense	1,469	5,616
Deferred:
Federal income tax expense	2,311	—
State income tax expense	769	—
Total	$6,446	$17,780

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Current:
Federal income tax expense	$25,511	$34,293
State income tax expense	12,379	15,835
Deferred:
Federal income tax benefit	—	—
State income tax benefit	—	—
Total	$37,890	$50,128

The following tables reconciled the federal statutory tax rate to the Company’s effective tax rate for the three and six months ended June 30, 2025 and 2024:

	Three months Ended June 30, 2025	Three months Ended June 30, 2024
Federal statutory income tax rate	21.00%	21.00%
State statutory income tax rate, net of effect of state income tax deductible to federal income tax	9.25%	3.34%
Change in valuation allowance	—	1.28%
Permanent difference (non-deductible expenses)	0.65%	0.27%
Effective tax rate	30.90%	25.89%

	Six months Ended June 30, 2025	Six months Ended June 30, 2024
Federal statutory income tax rate	21.00%	21.00%
State statutory income tax rate, net of effect of state income tax deductible to federal income tax	7.36%	8.85%
Change in valuation allowance	—	5.49%
Permanent difference (non-deductible expenses)	0.15%	0.13%
Effective tax rate	28.51%	35.47%

As of June 30, 2025 and December 31, 2024, the net deferred tax assets consisted of the following:

	June 30, 2025	December 31, 2024
Deferred tax assets:
Unrealized loss on trading securities	$—	$—
Net operating loss (“NOL”) carryforwards	—	7,760
Less: valuation allowance	—	(7,760)
Deferred tax assets, net	$—	$—

The Company evaluates its valuation allowance requirements at the end of each reporting period by reviewing all available evidence, both positive and negative, and assessing whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under applicable tax law. As of June 30, 2025, the Company had no deferred tax assets. Management has assessed the need for a valuation allowance and determined that none is required, as there are no deferred tax assets to evaluate.

NOTE 11 — RELATED PARTY TRANSACTIONS

Net Revenues — Related Party

Name of Related Party	Nature	Relationship	Three months Ended June 30, 2025	Three months Ended June 30, 2024
Haiyan Ma	Revenue from property purchases and sales through Cash Offer	The Company’s shareholder, Chairman of the Board and Chief Executive Officer	$—	$2,016,000
Haiyan Ma	Real estate service revenue – home renovation service	The Company’s shareholder, Chairman of the Board and Chief Executive Officer	—	53,112
Na Li	Real estate service revenue – home renovation service	Chief Financial Officer and Director	—	4000
Two minority shareholders	Real estate service revenue – real estate agency commission	The Company’s shareholder	—	15,550
Total			$—	$2,088,662

For the three months ended June 30, 2024, the Company purchased two properties in cash for $1,969,220 under the Company’s name, and subsequently sold them to Haiyan Ma for $2,016,000.

For the three months ended June 30, 2024, the Company provided home renovation services to Haiyan Ma on three home renovation projects, for which the Company earned home renovation service revenue of $53,112 and incurred renovation costs of $43,332.

For the three months ended June 30, 2024, the Company provided home renovation services to Na Li on one home renovation project, for which the Company earned home renovation service revenue of $4,000 and incurred renovation costs of $1,300.

For the three months ended June 30, 2024, the Company provided real estate agency services to two minority shareholders, assisting one shareholder in selling the property and the other shareholder in purchasing the property, for which the Company earned real estate agency commission of $15,550 in total.

Name of Related Party	Nature	Relationship	Six months Ended June 30, 2025	Six months Ended June 30, 2024
Haiyan Ma	Revenue from property purchases and sales through Cash Offer	The Company’s shareholder, Chairman of the Board and Chief Executive Officer	$—	$2,940,544
Haiyan Ma	Real estate service revenue – home renovation service	The Company’s shareholder, Chairman of the Board and Chief Executive Officer	—	53,112
Na Li	Real estate service revenue – real estate agency commission	Chief Financial Officer and Director	97,560	—
Na Li	Real estate service revenue – home renovation service	Chief Financial Officer and Director	—	4000
Two minority shareholders	Real estate service revenue – real estate agency commission	The Company’s shareholder	—	15,550
Total			$97,560	$3,013,206

For the six months ended June 30, 2025, the Company provided real estate agency services to Na Li, assisting with the sale of a property. The Company earned $126,000 in real estate agency commission from Na Li but paid a referral fee of $28,440 to Haiyan Ma for introducing the buyer, resulting in net revenue of $97,560 recognized on a net basis.

For the six months ended June 30, 2024, the Company purchased three properties in cash for $2,884,882 under the Company’s name, and subsequently sold them to Haiyan Ma for $2,940,544.

For the six months ended June 30, 2024, the Company provided home renovation services to Haiyan Ma on three home renovation projects, for which the Company earned home renovation service revenue of $53,112 and incurred renovation costs of $43,332.

For the six months ended June 30, 2024, the Company provided home renovation services to Na Li on one home renovation project, for which the Company earned home renovation service revenue of $4,000 and incurred renovation costs of $1,300.

For the six months ended June 30, 2024, the Company provided real estate agency services to two minority shareholders, assisting one shareholder in selling the property and the other shareholder in purchasing the property, for which the Company earned real estate agency commission of $15,550 in total.

Due to Related Party

Name of Related Party	Nature	Relationship	June 30, 2025	December 31, 2024
Zhen Qin	Due on demand, non-interest bearing	The Company’s major shareholder, Chairman of the Board and Chief Executive Officer	$139,347	$55,000
Total			$139,347	$55,000

On May 1, 2024, Zhen Qin lent $530,000 to the Company to support its operational needs. As of June 30, 2025, the Company had partially repaid the loan to Zhen Qin, leaving an outstanding balance of $139,347. As of December 31, 2024, the Company had repaid $475,000 to Zhen Qin, leaving an outstanding balance of $55,000.

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

Linkhome Holdings was incorporated in the State of Nevada on November 6, 2023. The authorized number of preferred shares is 1,000,000 shares with $0.001 par value; no preferred shares were issued as of June 30, 2025 and December 31, 2024. The authorized number of common shares is 100,000,000 shares with $0.001 par value. As of June 30, 2025 and December 31, 2024, the Company had 14,505,000 common shares issued and outstanding, including 1,800,000 shares issued to the angel investor under the reorganization described above.

NOTE 13 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the consolidated financial statements and identified the following material subsequent event:

On July 23, 2025, Linkhome Holdings Inc. (the “Company”), entered into that certain underwriting agreement (the “Underwriting Agreement”) with US Tiger Securities, Inc. (the “Underwriter”) in connection with the initial public offering (the “Offering”) of 1,500,000 shares (the “Shares”) of common stock, par value $0.001 per share, of the Company (the “Common Stock”) at an offering price to the public of $4.00 per share (the “Public Offering Price”).

Pursuant to the Underwriting Agreement, the Company also granted the underwriters a 45-day option to purchase up to 225,000 shares of Common Stock at the Public Offering Price, less the underwriting discount (the “Over-Allotment”). On July 24, 2025, the Underwriter fully exercised the Over-Allotment, which closed simultaneously with the closing of the Offering.

The Shares were offered and sold pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-280379), originally filed with the Securities and Exchange Commission on June 21, 2024 (the “Registration Statement”) and declared effective by the Commission on July 23, 2025. The Common Stock commenced trading on the Nasdaq Capital Market on July 24, 2025, under the symbol “LHAI.” The closing of the Offering took place on July 25, 2025.

The total gross proceeds from the Offering and the Over-Allotment were $6,900,000, before deducting underwriting discounts and other offering expenses associated with the Offering payable by the Company.

The Company’s officers and directors and certain holders of the outstanding shares of common stock of our Company have agreed, subject to certain exceptions and permitted transfers, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any shares of Common Stock or other securities convertible into or exercisable or exchangeable for shares of Common Stock during the 180 day period commencing from July 23, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with those statements. You should read the following discussion in conjunction with “Selected Historical Financial and Other Data” and our audited consolidated financial statements and related notes which are included elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, but not limited to, those described under “Risk Factors” and included in other portions of this Quarterly Report on Form 10-Q.

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

For the Three Months Ended June 30, 2025 and 2024

Property Purchases and Sales Through Cash Offer

For the three months ended June 30, 2024, the Company purchased two properties in cash for $1,969,220 under the Company’s name, and subsequently sold them to Haiyan Ma for $2,016,000.

Real Estate Agency Service

For the three months ended June 30, 2024, the Company provided real estate agency services to two minority shareholders, assisting one shareholder in selling the property and the other shareholder in purchasing the property, for which the Company earned real estate agency commission of $15,550 in total.

Home Renovation Services

For the three months ended June 30, 2024, the Company provided home renovation services to Haiyan Ma on three home renovation projects, for which the Company earned home renovation service revenue of $53,112 and incurred renovation costs of $43,332.

For the three months ended June 30, 2024, the Company provided home renovation services to Na Li on one home renovation project, for which the Company earned home renovation service revenue of $4,000 and incurred renovation costs of $1,300.

For the Six Months Ended June 30, 2025 and 2024

Property Purchases and Sales Through Cash Offer

For the six months ended June 30, 2024, the Company acquired a property for $ 2,884,882 in cash from an unrelated party, holding title in its name, and subsequently sold the property to Haiyan Ma for $ 2,940,544.

Real Estate Agency Service

For the six months ended June 30, 2025, the Company provided real estate agency services to Na Li, assisting with the sale of a property. The Company earned $126,000 in real estate agency commission from Na Li but paid a referral fee of $28,440 to Haiyan Ma for introducing the buyer, resulting in net revenue of $97,560 recognized on a net basis.

For the six months ended June 30, 2024, the Company provided real estate agency services to two shareholders with less than 1% ownership, assisting one shareholder in selling the property and the other shareholder in purchasing the property, for which the Company earned real estate agency commission of $15,550 in total.

Home Renovation Services

For the six months ended June 30, 2024, the Company provided home renovation services to Haiyan Ma on three home renovation projects, for which the Company earned home renovation service revenue of $53,112 and incurred renovation costs of $43,332.

For the six months ended June 30, 2024, the Company provided home renovation services to Na Li on one home renovation project, for which the Company earned home renovation service revenue of $4,000 and incurred renovation costs of $1,300.

As of June 30, 2025 and December 31, 2024

Due to Related Party

On May 1, 2024, Zhen Qin lent $530,000 to the Company to support its operational needs. As of June 30, 2025, the Company had partially repaid the loan to Zhen Qin, leaving an outstanding balance of $139,347. As of December 31, 2024, the Company had repaid $475,000 to Zhen Qin, leaving an outstanding balance of $55,000.

Selected Income Statement Items

Net Revenues

We derive our net revenues from (i) real estate purchases and sales made through Cash Offer, and (ii) real estate services including acting as real estate agency for buying and selling properties, property management, home renovation and mortgage referral services. The following table presents our net revenues by revenue stream for the periods presented:

	Three Months Ended June 30,
	2025		2024		Change
	Amount	%	Amount	%	Amount	%
Revenue from property purchases and sales through Cash Offer	$4,680,100	97.51%	$2,016,000	90.81%	$2,664,100	132.15%
Real estate service revenue
Real estate agency commission	24,569	0.51%	84,509	3.81%	(59,940)	(70.93)%
Property management service	1,767	0.04%	1,986	0.09%	(219)	(11.03)%
Home renovation service	72,817	1.52%	117,426	5.29%	(44,609)	(37.99)%
Mortgage referral fee	20,303	0.42%	-	-%	20,303	-%
Total real estate service revenue	119,456	2.49%	203,921	9.19%	(84,465)	(41.42)%
Total net revenues	$4,799,556	100.00%	$2,219,921	100.00%	$2,579,635	116.20%

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

Comparison of the Three Months Ended June 30, 2025and 2024

Revenue from property purchases and sales through our Cash Offer program accounted for 97.51% and 90.81% of net revenues for the three months ended June 30, 2025 and 2024, respectively. Our revenue from this program increased by $2,664,100, or 132.15%, from $2,016,000 for the three months ended June 30, 2024, to $4,680,100 for the three months ended June 30, 2025. This significant increase was due to the expansion of our Cash Offer program, which commenced in late 2023. For the three months ended June 30, 2025 and 2024, we purchased and sold seven and two properties, respectively, through the Cash Offer program, with average transaction prices of $0.67 million and $0.97 million, respectively.

Real Estate Service Revenue

We offer comprehensive real estate services tailored to meet the diverse needs of our clients. Our real estate service revenue consists primarily of real estate agency commissions for buying and selling properties for clients, and revenue generated from property management, home renovation and mortgage referral services.

Comparison of the Three Months Ended June 30, 2025and 2024

Real estate service revenue accounted for 2.49% and 9.19% of net revenues for the three months ended June 30, 2025 and 2024, respectively. Our real estate service revenue decreased by $84,465, or 41.42%, from $203,921 for the three months ended June 30, 2024, to $119,456 for the three months ended June 30, 2025. This decrease was primarily driven by a drop in Property management service revenue, real estate agency commission and home renovation service revenue.

Real estate agency commission decreased by $ 59,940, or 70.93%, from $ 84,509 for the three months ended June 30, 2024, to $ 24,569 for the three months ended June 30, 2025. This decrease was primarily driven by a 69.33% drop in gross commission, which drop from $127,134 for the three months ended June 30, 2024, to $38,993 for the same period in 2025. Rebates also decreased by 66.16%, from $42,625 for the three months ended June 30, 2024, to $14,423 for the three months ended June 30, 2025. Also, total transaction volume decreased by 57.26%, primarily due to a 66.67% decrease in the number of real estate transactions, partially offset by a 28.21% increase in the average transaction price. For the three months ended June 30, 2025, we achieved a total transaction volume of $2,069,500 by completing two real estate transactions at an average transaction price of $1.03 million, while we achieved a total transaction volume of $4,842,426 by completing six real estate transactions at an average transaction price of $0.81 million for the same period in 2024. The overall decrease in gross commission was primarily driven by a significant decline in the number of transactions and total transaction volume, despite a slight increase in average transaction price.

Revenue from home renovation service decreased by $44,609, or 37.99%, from $ 117,426 for the three months ended June 30, 2024, to $ 72,817 for the three months ended June 30, 2025. This decrease was primarily driven by a lower number of completed home renovation projects in 2025. For the three months ended June 30, 2025 and 2024, we completed two and five home renovation projects respectively.

Revenue from mortgage referral service increased by $20,303 from $0 for the three months ended June 30, 2024, to $20,303 for the three months ended June 30, 2025. This increase was primarily driven by a higher number of mortgage loans secured during the period. We assisted clients in securing three mortgage loans for the three months ended June 30, 2025, compared to zero mortgage loan for the same period in 2024.

Revenue from property management service decreased by $219, or 11.03%, from $1,986 for the three months ended June 30, 2024, to $1,767 for the three months ended June 30, 2025. This decrease was primarily due to lower tenant placement service revenue, as we did not complete any tenant placements for the three months ended June 30, 2025, compared to two tenant placements for the same period in 2024. Additionally, ongoing property management service revenue remained limited, as this service commenced in the third quarter of 2024. For the three months ended June 30, 2025, we managed three properties under ongoing property management service, while no properties were managed for the same period in 2024.

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

We derive our cost of revenues from two revenue streams: (i) property purchases and sales through Cash Offer and (ii) real estate services. The following table presents our cost of revenues by revenue stream for the periods presented:

	Three Months Ended June 30,
	2025		2024		Change
	Amount	%	Amount	%	Amount	%
Cost of property purchases and sales through Cash Offer	$4,627,790	98.67%	$1,969,220	95.36%	$2,658,570	135.01%
Cost of real estate services	62,224	1.33%	95,801	4.64%	(33,577)	(35.05)%
Total cost of revenues	$4,690,014	100.00%	$2,065,021	100.00%	$2,624,993	127.12%

Cost of property purchases and sales through Cash Offer increased by $2,658,570, or 135.01%, from $ 1,969,220 for the three months ended June 30, 2024, to $ 4,627,790 for the three months ended June 30, 2025. This increase was primarily driven by a higher volume of transactions during the three months ended June 30, 2025, compared to the same period in 2024.

Cost of real estate services was $62,224 for the three months ended June 30, 2025, compared to $95,801 for the three months ended June 30, 2024. This decrease was primarily driven by lower number of completed home renovation projects in 2025.

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

Results of Operations

Comparison of the three Months Ended June 30, 2025 and 2024

The following table summarized our consolidated results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	% of Revenues	2024	% of Revenues	Change	Percentage Change
Net revenues	$4,799,556	100.00%	$2,219,921	100.00%	$2,579,635	116.20%
Cost of revenues	4,690,014	97.72%	2,065,021	93.02%	2,624,993	127.12%
Gross profit	109,542	2.28%	$154,900	6.98%	(45.358)	(29.28)%
Operating expenses
Selling expenses	7,455	0.16%	1,760	0.08%	5,695	323.58%
General and administrative expenses	88,813	1.85%	83,509	3.76%	5,304	6.35%
Total operating expenses	96,268	2.01%	85,269	3.84%	10,999	12.90%
Operating income	13,274	2.08%	69,631	3.14%	(56,357)	(80.94)%
Other (expenses) income, net	7,590	0.16%	(963)	(0.04)%	8,553	(888.16)%
Income before income taxes	20,864	0.43%	68,668	3.09%	(47,804)	(69.62)%
Income tax expenses	6,446	0.13%	17,780	0.80%	(11,334)	(63.75)%
Net income	$14,418	0.30%	$50,888	2.29%	$(36,470)	(71.67)%

Net Revenues

Net revenues for the three months ended June 30, 2025 and 2024 were $4,799,556 and $2,219,921, respectively, representing an increase of $2,579,635, or 116.20%. This increase was primarily driven by a $2,664,100 increase in revenue from property purchases,partially offset by a decrease of $84,465 in real estate service revenue.

Cost of Revenues

	Three Months Ended June 30,
	2025	2024	Change	Percentage Change
Cost of property purchases and sales through Cash Offer	$4,627,790	$1,969,220	$2,658,570	135.01%
Cost of real estate services	62,224	95,801	(33,577)	(35.05)%
Total cost of revenues	$4,690,014	$2,065,021	$2,624,993	127.12%
As a percentage of net revenues	97.72%	93.02%

Cost of revenues for the three months ended June 30, 2025 and 2024 was $4,690,014 and $2,065,021, respectively, representing an increase of $2,624,993, or 127.12%. This increase was primarily driven by higher costs associated with increased revenue from property purchases and sales through Cash Offer.

Gross Profit and Gross Margin

	Three Months Ended June 30,
	2025		2024
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Property purchases and sales through Cash Offer	$52,310	1.09%	$46,781	2.11%
Real estate services	57,232	1.19%	108,119	4.87%
Total	$109,542	2.28%	$154,900	6.98%

Gross profit for the three months ended June 30, 2025 and 2024 was $109,542 and $154,900, respectively, representing a decrease of $45,358, or 29.28%. The blended gross margin was 2.28% for the three months ended June 30, 2025, compared to 6.98% for the same period in 2024.

Gross profit from property purchases and sales through Cash Offer, as a percentage of revenue from property purchases and sales through Cash Offer, was 1.12% for the three months ended June 30, 2025, compared to 2.32% for the same period in 2024. We expect that our Cash Offer program may continue to adversely affect our gross margin in the short term but will provide significant long-term growth opportunities by allowing us to differentiate ourselves in a highly competitive real estate market, attract more clients, and increase market share.

Gross profit from real estate services, as a percentage of real estate service revenue, was 47.91% for the three months ended June 30, 2025, compared to 53.02% for the same period in 2024. This decrease was primarily due to a drop in real estate agency service and home renovation service in 2025.

Selling Expenses

Selling expenses primarily consisted of staging, advertising, and marketing costs. Selling expenses for the three months ended June 30, 2025 and 2024 were $7,455 and $1,760, respectively, representing an increase of $5,695, or 323.58%. This increase was primarily driven by higher advertising and marketing expenditures aimed at attracting more clients and listings, as well as enhancing brand awareness.

General and Administrative Expenses

The following table summarized our general and administrative expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change	Percentage Change
Legal and accounting expenses	$6,445	$28,899	$(22,454)	(77.70)%
Payroll expense	45,442	33,600	11,842	35.24%
Payroll tax expense	3,791	2,570	1,221	47.49%
Rent expense	11,999	11,335	664	5.86%
Depreciation expense	4,768	4,703	65	1.37%
Other general and administrative expenses	16,368	2,402	13,966	581.66%
Total general and administrative expenses	$88,813	$83,509	$5,304	6.35%
As a percentage of net revenues	1.85%	3.76%

General and administrative expenses for the three months ended June 30, 2025 and 2024 were $88,813 and $83,509, respectively, representing an increase of $5,304, or 6.35%. This increase was primarily due to a rise in increases in depreciation expense of $65, payroll expense of $11,842, payroll tax expense of $1,221, rent expense of $664, and other G&A expenses of $13,966, partially offset by legal and accounting expenses of $22,454. Legal and accounting expenses decreased primarily due to a lower volume of advisory services utilized during the period. Payroll and payroll tax expenses increased primarily due to the hiring of new employees. Rent expense increased primarily due to a scheduled rent adjustment under the office lease, effective from September 2024.

Other Income (Expenses), Net

Other income was $7,590 for the three months ended June 30, 2025, compared to other expense of $963 for the three months ended June 30, 2024. For the three months ended June 30, 2025, other income primarily consisted of unrealized gain on trading securities of $11,007 and other income, net of $1, partially offset by realized loss on trading securities of $2,651, interest expense of $647, and bank fees of $120. For the three months ended June 30, 2024, other expenses primarily consisted of interest expense of $770 and bank fees of $193.

Income Tax Expenses

Income tax expenses for the three months ended June 30, 2025 and 2024 were $6,446 and $ 17,780, respectively, representing a decrease of $11,334 or 63.75%. This decrease was primarily due to a lower effective tax rate in 2025.

Net Income

Net income for the three months ended June 30, 2025 and 2024 was $14,418 and $50,888, respectively, representing a decrease of $36,470, or 71.67%. This decrease was primarily attributable to lower gross profit and higher operating expenses

Net Revenues

We derive our net revenues from (i) real estate purchases and sales made through Cash Offer, and (ii) real estate services including acting as real estate agency for buying and selling properties, property management, home renovation and mortgage referral services. The following table presents our net revenues by revenue stream for the periods presented:

	Six Months Ended June 30,
	2025		2024		Change
	Amount	%	Amount	%	Amount	%
Revenue from property purchases and sales through Cash Offer	$10,159,990	96.68%	$2,940,544	87.42%	$7,219,446	245.51%
Real estate service revenue
Real estate agency commission	236,086	2.25%	291,891	8.68%	(55,805)	(19.12)%
Property management service	3,534	0.03%	7,738	0.23%	(4,204)	(54.33)%
Home renovation service	82,769	0.79%	119,626	3.56%	(36,857)	(30.81)%
Mortgage referral fee	26,603	0.25%	4,050	0.12%	22,553	556.85%
Total real estate service revenue	348,992	3.32%	423,305	12.58%	(74,313)	(17.56)%
Total net revenues	$10,508,982	100.00%	$3,363,849	100.00%	$7,145,133	212.41%

Revenue from Property Purchases and Sales Through Cash Offer

Comparison of the Six Months Ended June 30, 2025and 2024

Revenue from property purchases and sales through our Cash Offer program accounted for 96.68% and 87.42% of net revenues for the six months ended June 30, 2025 and 2024, respectively. Our revenue from this program increased by $7,219,446, or 245.51%, from $ 2,940,544 for the six months ended June 30, 2024, to $10,159,990 for the six months ended June 30, 2025. This significant increase was due to the expansion of our Cash Offer program, which commenced in late 2023. For the six months ended June 30, 2025 and 2024, we purchased and sold 13 and 3 properties, respectively, through the Cash Offer program, with average transaction prices of $0.78 million and $0.95 million, respectively.

Real Estate Service Revenue

Comparison of the Six Months Ended June 30, 2025and 2024

Real estate service revenue accounted for 3.32% and 12.58% of net revenues for the six months ended June 30, 2025 and 2024, respectively. Our real estate service revenue decreased by $74,313, or 17.56%, from $423,305 for the six months ended June 30, 2024, to $ 348,992 for the six months ended June 30, 2025. This decrease was primarily driven by drop in Property management service revenue, real estate agency commission and home renovation service revenue.

Real estate agency commission decreased by $55,805, or 19.12%, from $ 291,891 for the six months ended June 30, 2024, to $236,086 for the six months ended June 30, 2025. This decrease was primarily driven by a 19.46% drop in gross commission, which drop from $ 372,471 for the six months ended June 30, 2024, to $ 299,993 for the same period in 2025, partially offset by higher rebates. Rebates decreased by 20.69%, from $80,580 for the six months ended June 30, 2024, to $63,906 for the six months ended June 30, 2025. Also, total transaction volume decreased by 45.89%, primarily due to a 47.37% decrease in the number of real estate transactions and a 2.82% increase in the average transaction price. For the six months ended June 30, 2025, we achieved a total transaction volume of $ 9,163,291 by completing 10 real estate transactions at an average transaction price of $0.92 million, while we achieved a total transaction volume of $ 16,933,255 by completing 19 real estate transactions at an average transaction price of $0.89 million for the same period in 2024. The overall decrease in gross commission was primarily driven by a significant decline in the number of transactions and total transaction volume, despite a slight increase in average transaction price.

Revenue from home renovation service decreased by $ 36,857, or 30.81%, from $ 119,626 for the six months ended June 30, 2024, to $ 82,769 for the six months ended June 30, 2025. This decrease was primarily driven by a lower number of completed home renovation projects in 2025. For the six months ended June 30, 2025 and 2024, we completed three and six home renovation projects respectively.

Revenue from mortgage referral service increased by $22,553, or 556.85%, from $4,050 for the six months ended June 30, 2024, to $26,603 for the six months ended June 30, 2025. This increase was primarily driven by a higher number of mortgage loans secured during the period. We assisted clients in securing six mortgage loans for the six months ended June 30, 2025, compared to one mortgage loan for the same period in 2024.

Revenue from property management service decreased by $ 4,204, or 54.33%, from $ 7,738 for the six months ended June 30, 2024, to $ 3,534 for the six months ended June 30, 2025. This decrease was primarily due to lower tenant placement service revenue, as we did not complete any tenant placements for the six months ended June 30, 2025, compared to six tenant placements for the same period in 2024. Additionally, ongoing property management service revenue remained limited, as this service commenced in the third quarter of 2024. For the six months ended June 30, 2025, we managed three properties under ongoing property management service, while no properties were managed for the same period in 2024.

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

We derive our cost of revenues from two revenue streams: (i) property purchases and sales through Cash Offer and (ii) real estate services. The following table presents our cost of revenues by revenue stream for the periods presented:

	Six Months Ended June 30,
	2025		2024		Change
	Amount	%	Amount	%	Amount	%
Cost of property purchases and sales through Cash Offer	$10,065,714	99.29%	$2,884,882	96.79%	$7,180,832	248.91%
Cost of real estate services	71,809	0.71%	95,801	3.21%	(23,992)	(25.04)%
Total cost of revenues	$10,137,523	100.00%	$2,980,683	100.00%	$7,156,840	240.11%

Cost of property purchases and sales through Cash Offer increased by $7,180,832, or 248.91%, from $ 2,884,882 for the six months ended June 30, 2024, to $ 10,065,714 for the six months ended June 30, 2025. This increase was primarily driven by a higher volume of transactions during the six months ended June 30, 2025, compared to the same period in 2024.

Cost of real estate services was $71,809 for the six months ended June 30, 2025, compared to $95,801 for the six months ended June 30, 2024. This decrease was primarily driven by lower number of completed home renovation projects in 2025.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarized our consolidated results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	% of Revenues	2024	% of Revenues	Change	Percentage Change
Net revenues	$10,508,982	100.00%	$3,363,849	100.00%	$7,145,133	212.41%
Cost of revenues	10,137,523	96.47%	2,980,683	88.61%	7,156,840	240.11%
Gross profit	371,459	3.53%	383,166	11.39%	(11,707)	(3.06)%
Operating expenses
Selling expenses	24,796	0.24%	2,660	0.08%	22,136	832.18%
General and administrative expenses	209,567	1.99%	237,942	7.07%	(28,375)	(11.93)%
Total operating expenses	234,363	2.23%	240,602	7.15%	(6,239)	(2.59)%
Operating income	137,096	1.30%	142,564	4.24%	(5,468)	(3.84)%
Other expenses, net	(4,159)	(0.04)%	(1,256)	(0.04)%	(2,903)	231.13%
Income before income taxes	132,937	1.26%	141,308	4.20%	(8,371)	(5.92)%
Income tax expenses	37,890	0.36%	50,128	1.49%	(12,238)	(24.41)%
Net income	$95,047	0.90%	$91,180	2.71%	$3,867	4.24%

Net Revenues

Net revenues for the six months ended June 30, 2025 and 2024 were $ 10,508,982 and $ 3,363,849, respectively, representing an increase of $ 7,145,133, or 212.41%. This increase was primarily driven by a $ 7,219,446 increase in revenue from property purchases, partially offset by decreases of $74,313 in real estate service revenue.

Cost of Revenues

	Six Months Ended June 30,
	2025	2024	Change	Percentage Change
Cost of property purchases and sales through Cash Offer	$10,065,714	$2,884,882	$7,180,832	248.91%
Cost of real estate services	71,809	95,801	(23,992)	(25.04)%
Total cost of revenues	$10,137,523	$2,980,683	$7,156,840	240.11%
As a percentage of net revenues	96.47%	88.61%

Cost of revenues for the six months ended June 30, 2025 and 2024 was $10,137,523 and $ 2,980,683, respectively, representing an increase of $ 7,156,840, or 240.11%. This increase was primarily driven by higher costs associated with increased revenue from property purchases and sales through Cash Offer.

Gross Profit and Gross Margin

	Six Months Ended June 30,
	2025		2024
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Property purchases and sales through Cash Offer	$94,276	0.90%	$55,663	1.65%
Real estate services	277,183	2.63%	327,503	9.74%
Total	$371,459	3.53%	$383,166	11.39%

Gross profit for the six months ended June 30, 2025 and 2024 was $371,459 and $383,166, respectively, representing a decrease of $11,707, or 3.06%. The blended gross margin was 3.53% for the six months ended June 30, 2025, compared to11.39% for the same period in 2024.

Gross profit from property purchases and sales through Cash Offer, as a percentage of revenue from property purchases and sales through Cash Offer, was 0.93% for the six months ended June 30, 2025, compared to 1.89% for the same period in 2024. We expect that our Cash Offer program may continue to adversely affect our gross margin in the short term but will provide significant long-term growth opportunities by allowing us to differentiate ourselves in a highly competitive real estate market, attract more clients, and increase market share.

Gross profit from real estate services, as a percentage of real estate service revenue, was 79.42% for the six months ended June 30, 2025, compared to 77.37 % for the same period in 2024. This decrease was primarily due to a lower number of completed home renovation projects in 2025.

Selling Expenses

Selling expenses primarily consisted of staging, advertising, and marketing costs. Selling expenses for the six months ended June 30, 2025 and 2024 were $24,796 and $2,660, respectively, representing an increase of $22,136, or 832.18%. This increase was primarily driven by higher advertising and marketing expenditures aimed at attracting more clients and listings, as well as enhancing brand awareness.

General and Administrative Expenses

The following table summarized our general and administrative expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change	Percentage Change
Legal and accounting expenses	$46,571	$115,279	$(68,708)	(59.60)%
Payroll expense	92,767	75,300	17,467	23.20%
Payroll tax expense	8,572	7,195	1,377	19.14%
Rent expense	24,049	22,855	1,194	5.22%
Depreciation expense	9,407	9,355	52	0.55%
Other general and administrative expenses	28,201	7,958	20,243	254.37%
Total general and administrative expenses	$209,567	$237,942	$(28,375)	(11.93)%
As a percentage of net revenues	1.99%	7.07%

General and administrative expenses for the six months ended June 30, 2025 and 2024 were $209,567 and $237,942, respectively, representing a decrease of $28,375, or 11.93%. This decrease was primarily due to a reduction in legal and accounting expenses of $68,708, partially offset by increases in depreciation expense of $52, payroll expense of $17,467, payroll tax expense of $1,377, rent expense of $1,194, and other G&A expenses of $20,243. Legal and accounting expenses decreased primarily due to a lower volume of advisory services utilized during the period. Payroll and payroll tax expenses increased primarily due to the hiring of new employees. Rent expense increased primarily due to a scheduled rent adjustment under the office lease, effective from September 2024.

Other Income (Expenses), Net

Other expenses were $4,159 for the six months ended June 30, 2025, compared to $1,256 for the six months ended June 30, 2024. For the six months ended June 30, 2025, other expenses primarily consisted of realized loss on trading securities of $2,651, interest expense of $1,329, and bank fees of $180, offset by other income, net of $1. For the six months ended June 30, 2024, other expenses primarily consisted of interest expense of $1,570 and bank fees of $193, partially offset by other income, net of $507.

Income Tax Expenses

Income tax expenses for the six months ended June 30, 2025 and 2024 were $37,890 and $50,128, respectively, representing a decrease of $12,238 or 24.41%. This decrease was primarily due to a lower effective tax rate in 2025.

Net Income

Net income for the six months ended June 30, 2025 and 2024 was $95,047 and $91,180, respectively, representing an increase of $3,867, or 4.24%. This increase was primarily driven by significant growth in net revenues and lower operating expenses.

Liquidity and Capital Resources

In assessing liquidity, management monitors and analyzes the Company’s cash on-hand, ability to generate sufficient revenue sources in the future, and operating and capital expenditure commitments. Historically, we have funded our working capital, operations and other capital requirements primarily through equity contributions from stockholders and cash flow from operations. Our ability to meet our current expenses and obligations depends on the future realization of our current assets. Management has considered historical experience, current economic conditions, reasonable and supportable forecasts of future economic conditions, and trends in the real estate industry to evaluate the expected collectability of accounts receivable as of June 30, 2025 and December 31, 2024. Our liquidity may be affected by general economic, competitive, and other factors, many of which are beyond our control.

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

Cash Flows For the six Months Ended June 30, 2025 and 2024

As of June 30, 2025, we had cash and cash equivalents of $2,557,245, other current assets of $918,526, current liabilities of $974,439, net working capital of $2,501,332, and a current ratio of 3.57:1. As of December 31, 2024, we had cash and cash equivalents of $1,670,949, other current assets of $1,652,699, current liabilities of $944,447, net working capital of $2,379,201, and a current ratio of 3.52:1.

The following table presented a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net cash (used in) provided by operating activities	$808,583	$(11,999)
Net cash used in investing activities	(2,651)	(2,463)
Net cash (used in) provided by financing activities	80,364	1,023,257
Net (decrease) increase in cash and cash equivalents	886,296	1,008,795
Cash and cash equivalents, beginning of period	1,670,949	651,911
Cash and cash equivalents, end of period	$2,557,245	$1,660,706

Net Cash Used in Operating Activities

Net cash provided by operating activities was $808,583 for the six months ended June 30, 2025, primarily derived from (i) net income of $ $95,048 , adjusted for noncash activities including lease expense of $ 22,673, realized loss on trading securities of $ 2,651, and depreciation of $ 9,407; (ii) net changes in operating assets and liabilities as of June 30, 2025 compared to December 31, 2024, primarily consisting of (a) a decrease of accounts receivable of $18,160, (b) a decrease of real estate held for sale of $907,061, (c) a decrease of prepaid expenses and other receivables of $9,979, partially offset by (a) an increase of deferred tax assets of $3,080, (b) and increase of deferred IPO cost of $201,027, (c) a decrease of accounts payable of $21,300, (d) a decrease of other current liabilities of $7,888, and (e) a decrease of payment of lease liabilities of $23,101.

Net cash used in operating activities was $11,999 for the six months ended June 30, 2024, primarily derived from (i)  net income of $91,180 adjusted for noncash activities including: (a) lease expense of $22,673, and (b) depreciation of $9,355, which was partially offset by change in allowance for credit losses of $9,092; (ii) net changes of operating assets and liabilities at June 30, 2024 compared with operating assets and liabilities at December 31, 2023, principally consisting of (a) an increase in deferred IPO costs of $435,677, (b) a decrease in operating lease liabilities of $22,246, (c) an increase in accounts receivable of $18,202, (d) a decrease in accounts payable of $13,203, (e) an increase of prepaid expenses of $7,792, and (f) an increase in security deposits of $2,000, which was partially offset by an increase in other current liabilities of $373,005.

Net cash provided by operating activities was $808,583 for the six months ended June 30, 2025, compared to $11,999 used by operating activities for the same period in 2024, representing an increase in cash inflow of $ 820,582. This increase was primarily due to (i) an increase in cash inflow of $36,362 on accounts receivable, (ii) an increase in cash inflow of $907,061 on real estate held of sale, (iii) a decrease in cash outflow of $17,771 on prepaid expenses and other receivables, (iv) a decrease in cash outflow of $234,650 on deferred IPO costs, (v) an increase in cash inflow of $2,000 on security deposits, and (vi)an increase in cash inflow of $15,663 on net income adjusted for noncash activities, partially offset by (i) an increase in cash outflow of $3,080 on deferred tax assets, (ii) an increase in cash outflow of $8,097 on accounts payables, (iii) an increase in cash outflow of $380,893 on other current liabilities, and (iv) an increase in cash outflow of $855 on payments of lease liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,651 for the six months ended June 30, 2025, which primarily consisted of purchases of trading securities for $274,718 and proceeds from sale of trading securities for $272,067.

Net cash used in investing activities was $2,463 for the six months ended June 30, 2024, which primarily consisted of purchases of furniture and equipment of $2,064 and a trademark for $399.

Net Cash (Used in) Provided by Financing Activities

Net cash provided by financing activities was $80,364 for the six months ended June 30, 2025, which primarily included proceeds from related party advance of $465,347, partially offset by repayments to related party advance of $381,000, and repayments to auto loan of $3,983.

Net cash provided by financing activities was $1,023,257 for the six months ended June 30, 2024, which primarily included proceeds from shares issued in equity financing of $930,000, and proceeds from related party advance of $530,000, partially offset by repayments to related party advance of $433,000, and repayments to auto loan of $3,743.

Contractual Obligations

Our contractual obligations as of June 30, 2025 were as follows:

	1 Year or Less	More Than 1 Year	Total
Operating lease liabilities	$7,631	$—	$7,631
Auto loan payable	8,362	31,137	39,499
Total	$15,993	$31,137	$47,130

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025 and December 31, 2024.

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

The Company also offers a full range of home renovation services, from bathroom and kitchen renovations to customized home renovations and extensions, helping clients prepare their homes for sale or personalize newly purchased properties. The Company considers itself as a principal for this service as it has control of the specified service at any time before it is transferred to the customer, which is evidenced by (i) the Company is primarily responsible for fulfilling the promises to provide home renovation services meeting customer specifications, and assumes fulfillment risk (i.e., risk that the performance obligation will not be satisfied); and (ii) the Company has discretion in selecting third-party renovation contractors and establishing the price, and bears the risk for services that are not fully paid for by customers. The renovation period is usually within one to six months; the Company recognizes revenue when the renovation service is completed, on a gross basis with corresponding costs incurred.

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

Accounts Receivable, Net

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for credit losses. The Company maintains allowances for credit losses for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns and creditworthiness, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2025 and December 31, 2024, the Company had no allowances for credit losses.

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these assets for the six months ended June 30, 2025 and 2024.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. For the six months ended June 30, 2025 and 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” of our Prospectus dated July 25, 2025, which could materially affect our business, financial condition or future results.

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

Linkhome Holdings Inc.

By: /s/ Zhen Qin	Chairman of the Board and Chief Executive Officer	August 12, 2025
Zhen Qin	(Principal Executive Officer)

By: /s/ Na Li	Chief Financial Officer and Director	August 12, 2025
Na Li	(Principal Financial and Accounting Officer)

By: /s/ Xiaoyu Li	Director	August 12, 2025
Xiaoyu Li

By: /s/ Minghui Sun	Director	August 12, 2025
Minghui Sun

By: /s/ Xin Liu	Director	August 12, 2025
Xin Liu

By: /s/ Leung Tsz Kan	Director	August 12, 2025
Leung Tsz Kan