Form 10-Q
period 2025-09-30
Linkhome Holdings Inc.
filed 2025-11-13
CIK 2017758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to____________________

Commission File Number: 001-42652

Linkhome Holdings Inc.
(Exact name of registrant as specified in its charter)

Nevada	93-4316797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17901 Von Karman Ave, Ste 450 Irvine, CA	92614
(Address of principal executive offices)	(Zip Code)

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

As of November 13, 2025 the registrant had a total of 16,230,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$3,662,388	$1,670,949
Accounts receivable, net	11,085	18,160
Real estate held for sale	-	907,061
Prepaid expenses and other receivables	2,689,142	27,979
Deferred IPO costs	-	699,499
Due from related party	629	-
Total Current Assets	6,363,244	3,323,648

Noncurrent Assets
Equipment, net	354,183	70,771
Operating lease right-of-use assets, net	1,870,746	29,410
Intangible asset	2,874	1,449
Security deposits	33,255	4,235
Total Noncurrent Assets	2,261,058	105,865
Total Assets	$8,624,302	$3,429,513

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$90,775	$21,300
Auto loan payable, current	8,495	8,102
Operating lease liabilities, current	107,775	29,980
Other current liabilities	890,235	830,065
Due to related party	629	55,000
Total Current Liabilities	1,097,909	944,447

Noncurrent Liabilities
Auto loan payable, noncurrent	28,963	35,381
Operating lease liabilities, noncurrent	294,447	-
Total Noncurrent Liabilities	323,410	35,381
Total Liabilities	1,421,319	979,828

Commitment and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 16,230,000 and 14,505,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	16,230	14,505
Paid-in capital	5,933,521	1,276,690
Retained earnings	1,253,232	1,158,490
Total Stockholders’ Equity	7,202,983	2,449,685
Total Liabilities and Stockholders’ Equity	$8,624,302	$3,429,513

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Net Revenues	$15,819,099	$585,528	$5,407,677	$234,885
Net Revenue – Related Parties	97,560	4,836,256	-	1,823,050
Cost of Revenues	15,339,103	4,533,990	5,201,580	1,553,307
Gross Profit	577,556	887,794	206,097	504,628

Operating Expenses
Selling expenses	25,410	12,236	614	9,576
General and administrative expenses	405,626	331,127	196,059	93,185
Total Operating Expenses	431,036	343,363	196,673	102,761
Operating Income	146,520	544,431	9,424	401,867

Other (Expenses) Income
Interest expense	(1,945)	(2,311)	(616)	(741)
Financial expense	(255)	(478)	(75)	(285)
Realized gain (loss) on trading securities	(2,651)	-	-
Other income, net	1	1,552	-	1,045
Total Other (Expenses) Income, Net	(4,850)	(1,237)	(691)	19
Income before Income Taxes	141,670	543,194	8,733	401,886
Income Tax Expenses	46,928	167,905	9,038	117,777
Net Income (Loss)	$94,742	$375,289	$(305)	$284,109
Earnings per Share – Basic	$0.01	$0.03	$(0.00)	$0.02
Weighted Average Number of Common Stock Outstanding – Basic	14,875,220	14,253,777	15,781,500	14,476,739

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Retained	Total stockholder’s
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance at July 1, 2025	-	$-	14,505,000	$14,505	$1,276,690	$1,253,537	$2,544,732
Issuance common stocks			1,725,000	$1,725	$4,656,831		$4,658,556
Net loss	-	-	-	-	-	(305)	(305)
Balance at September 30, 2025	-	$-	16,230,000	$16,230	$5,933,521	$1,253,232	$7,202,983

Balance at July 1, 2024	-	$-	14,455,000	$14,455	$1,226,740	$471,434	$1,712,629
Common shares issued for equity financing	-	-	50,000	50	49,950	-	50,000
Net income	-	-	-	-	-	284,109	284,109
Balance at September 30, 2024	-	$-	14,505,000	$14,505	$1,276,690	$755,543	$2,046,738

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Retained	Total stockholder’s
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance at January 1, 2025	-	$-	14,505,000	$14,505	$1,276,690	$1,158,490	$2,449,685
Issuance common stocks			1,725,000	$1,725	$4,656,831		$4,658,556
Net income	-	-	-	-	-	94,742	94,742
Balance at September 30, 2025	-	$-	16,230,000	$16,230	$5,933,521	$1,253,232	$7,202,983

Balance at January 1, 2024	-	$-	13,500,000	$13,500	$297,695	$380,254	$691,449
Common shares issued for equity financing	-	-	1,005,000	1,005	978,995	-	980,000
Net income	-	-	-	-	-	375,289	375,289
Balance at September 30, 2024	-	$-	14,505,000	$14,505	$1,276,690	$755,543	$2,046,738

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net Income	$94,742	$375,289
Adjustments to reconcile net income to net cash used in operating activities:
Realized loss on trading securities	2,651	-
Depreciation	20,238	14,059
Lease expense	66,791	34,010
Change in allowance for credit losses		(9,092)
Changes in operating assets and liabilities:
Accounts receivable	7,075	(1,444,516)
Real estate held for sale	907,061	-
Prepaid expenses and other receivables	(2,661,792)	13,008
Deferred IPO costs	699,499	(624,218)
Security deposits	(29,019)	(2,000)
Accounts payable	69475	20,913
Other current liabilities	60170	650,407
Payment of lease liabilities	(1,535,886)	(33,511)
Net Cash Used in Operating Activities	(2,298,995)	(1,005,651)

Cash Flows from Investing Activities
Purchase of trading securities	(274,718)	-
Proceeds from sale of trading securities	272,067	-
Purchase of furniture and fixtures	(303,650)	(982)
Purchase of office equipment	-	(1,082)
Purchase of trademark	(1,425)	(399)
Net Cash Used in Investing Activities	(307,726)	(2,463)

Cash Flows from Financing Activities
Repayments of auto loan payable	(6,025)	(5,659)
Proceeds from related party dues	465,976	880,000
Repayments of related party dues	(520,347)	(780,000)
Proceeds from shares issued in equity financing	4,658,556	980,000
Net Cash Provided by Financing Activities	4,598,160	1,074,341
Net Increase in Cash and Cash Equivalents	1,991,439	66,227

Cash and Cash Equivalents, Beginning of Period	1,670,949	651,911
Cash and Cash Equivalents, End of Period	$3,662,388	$718,138

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$1,945	$2,311
Cash Paid for Income Taxes	$-	$4,015

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

The company opened an investment account at J.P. Morgan Chase in January 2025. For the nine months ended September 30, 2025, the Company purchased and disposed trading securities totaling $136,000. As of September 30, 2025, investment in trading securities totaled $0. For the nine and three months ended September 30, 2025, the realized loss of the investment were $2,651 and $0 which recognized in the consolidated statements of income under “Other Income/Expenses.”

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

Accounts Receivable, Net

Accounts receivable represents the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for credit losses. The Company maintains allowances for credit losses for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment pattens and creditworthiness, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2025 and December 31, 2024, the Company had no allowances for credit losses.

Real Estate Held for Sale

Real estate properties acquired on behalf of clients as part of the Company’s Cash Offer program are classified as real estate held for sale in accordance with the criteria outlined in FASB ASC Topic 360, “Property, Plant, and Equipment.” Under this classification, properties held for sale are measured at the lower of cost or fair value less costs to sell. As of September 30, 2025, the Company had no real estate held for sale. As of December 31, 2024, the Company recorded one property as real estate held for sale with a carrying value of $907,061. This property was acquired in December 2024 under the Cash Offer program to facilitate a transaction for a client and was subsequently sold in January 2025.

Advance to Contractor

Advance to contractor represents amounts paid to contractors in advance for home renovation projects that are not yet completed, from which the Company expects to receive future economic benefits within its normal operating cycle. Home renovation projects are generally completed within one to three months from the date the advance payment is made. As of September 30, 2025 and December 31, 2024, advance to contractor totaled $0 and $0, respectively.

Deferred Initial Public Offering (“IPO”) Costs

The Company accounts for deferred IPO costs in accordance with the requirement of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist of underwriting, legal, consulting, and other expenses incurred up to the balance sheet date that are directly attributable to the planned IPO. These deferred costs will be charged to shareholders’ equity upon the successful completion of the IPO. If the IPO is unsuccessful, all deferred costs, along with any additional expenses incurred, will be charged to operations. Upon the completion of the Company’s IPO on July 2025, the deferred IPO costs had been net with the fund raised and reported under additional-paid-in-capital while the deferred IPO costs totaled $699,499 as of December 31, 2024.

Equipment, Net

Equipment is stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred, while additions, renewals and improvements that extend the useful lives of property and equipment are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any resulting gain or loss is reflected in the consolidated statements of income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. For the nine months ended September 30, 2025 and 2024, depreciation expense related to furniture and fixtures, office equipment, and vehicle amounted to $20,238 and $14,059, respectively; and $10,831 and $4,704 for the three months ended September 30, 2025 and 2024, respectively. The estimated useful lives by asset classification are generally as follows:

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these assets for the nine and three months ended September 30, 2025 and 2024.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. For the nine and three months ended September 30, 2025 and 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by revenue stream.
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Real estate service revenue
Real estate agency commission	$199,048	$299,789
Property management service	2,927	4,046
Home renovation service	-	84,100
Mortgage referral fee	3,500	-
Rental commissions	18,930	-
Total real estate service revenue	224,405	387,935
Revenue from property purchases and sales through Cash Offer	5,183,272	1,670,000
Total revenues	$5,407,677	$2,057,935

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Real estate service revenue
Real estate agency commission	$435,134	$591,680
Property management service	6,461	11,784
Home renovation service	82,769	203,726
Mortgage referral fee	30,103	4,050
Rental commissions	18,930	-
Total real estate service revenue	573,397	811,240
Revenue from property purchases and sales through Cash Offer	15,343,262	4,610,544
Total revenues	$15,916,659	$5,421,784

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

The following table presents the segment revenue, segment profit or loss, and significant segment expenses included in the measure of segment performance for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Segment revenues(1)	$5,407,677	$2,057,935
Less:
Cost of revenues	5,201,580	1,553,307
Segment gross profit	206,097	504,628
Less:
Payroll and payroll tax expenses	45,957	34,834
Legal and accounting expenses	59,405	34,164
Rent expense	44,871	11,513
Other segment items(2)	35,684	16,786
Depreciation and amortization	10,831	4,704
Interest expense	616	741
Income tax expense	9,038	117,777
Segment net income	$(305)	$284,109

Reconciliation of profit or loss
Adjustments and reconciling items	-	-
Consolidated net income	$(305)	$284,109

The following table presents the segment revenue, segment profit or loss, and significant segment expenses included in the measure of segment performance for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Segment revenues(1)	$15,916,659	$5,421,784
Less:
Cost of revenues	15,339,103	4,533,990
Segment gross profit	577,556	887,794
Less:
Payroll and payroll tax expenses	147,296	117,329
Legal and accounting expenses	105,976	149,443
Rent expense	68,920	34,368
Other segment items(2)	91,511	27,090
Depreciation and amortization	20,238	14,059
Interest expense	1,945	2,311
Income tax expense	46,928	167,905
Segment net income	$94,742	$375,289

Reconciliation of profit or loss
Adjustments and reconciling items	-	-
Consolidated net income	$94,742	$375,289

(1)	Segment revenues represent revenues from external customers and are consistent with consolidated net revenues as reported in the Company’s consolidated statements of income. The Company had no intra-entity sales or transfers for the periods presented.

(2)	Other segment items include marketing expenses, business license expenses, office expenses, and other overhead expenses.

The following table presents segment assets and expenditures for segment assets. Segment assets are reviewed on a consolidated basis and reflect total consolidated assets as reported in the Company’s consolidated balance sheets. Expenditures for segment assets include additions to long-lived assets.

	September 30, 2025	December 31, 2024
Segment assets	$8,624,302	$3,429,513

	Three Months Ended September 30, 2025	Three Months Ended September 30 2024
Expenditures for segment assets(1)	$303,650	$-

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Expenditures for segment assets(1)	$303,650	$2,463

(1)	Expenditures for the three months ended September 30, 2025, included purchases of office equipment ($0), furniture ($217,000), Leasehold Improvement ($86,650) and a trademark ($0). Expenditures for the three months ended September 30, 2024, included purchases of office equipment ($0), furniture ($0), Leasehold Improvement ($0) and a trademark ($0).

Expenditures for the nine months ended September 30, 2025, included purchases of office equipment ($0), furniture ($217,000), Leasehold Improvement ($86,650) and a trademark ($0). Expenditures for the nine months ended September 30, 2024, included purchases of office equipment ($1,082), furniture ($982), Leasehold Improvement ($0) and a trademark ($399).

All of the Company’s revenues and long-lived assets were attributable to operations in the United States for the three and nine months ended September 30, 2025 and 2024. All customers resided in the United States, and all properties purchased and sold by the Company were located in the United States. Therefore, no geographical disaggregation is presented.

For the three months ended September 30, 2025, revenues from the Company’s three largest customers accounted for approximately 28.2%, 24.35%, and 18.78% of total revenues, respectively. For the three months ended September 30, 2024, revenue from one related-party customer accounted for approximately 84.61% of total revenues.

For the nine months ended September 30, 2025, revenues from the Company’s three largest customers accounted for approximately 9.54%, 8.23%, and 6.34% of total revenues, respectively. For the nine months ended September 30, 2024, revenues from the Company’s three largest customers accounted for approximately 37.18%, 30.80%, and 17.05% of total revenues, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company has concentrated its credit risk for cash by maintaining deposits in the financial institutions in the United States. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. The Company did not incur any losses on its cash and cash equivalents as of September 30, 2025 and December 31, 2024.

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

As of September 30, 2025, the Company had no remaining investments in trading securities. During the reporting period, the Company had invested in trading securities, which were measured at fair value using Level 1 inputs based on quoted market prices in active markets, but all such investments had been disposed of by September 30, 2025. As of December 31, 2024, the Company did not have any investments in trading securities.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As of September 30, 2025 and December 31, 2024, the Company recognized no impairment of ROU assets.

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

Earnings per Share

Basic earnings per ordinary share is computed by dividing net income attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary shares outstanding and of potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted loss per share. For the three and nine months ended September 30, 2025 and 2024, the Company had no dilutive stocks.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of September 30, 2025 and December 31, 2024, the Company had no such contingencies.

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

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following as of September 30,2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accounts receivable	$11,085	$18,160
Less: allowance for credit losses	-	-
Accounts receivable, net	$11,085	$18,160

For the three months ended September 30, 2025 and 2024, the Company wrote off accounts receivable of $0 and $0, respectively, against the allowance for credit losses. For the nine months ended September 30, 2025 and 2024, the Company wrote off accounts receivable of $0 and $9,092, respectively, against the allowance for credit losses.

NOTE 4 — PREPAID EXPENSES AND OTHER RECEIVABLES

As of September 30, 2025, prepaid expenses and other receivables totaled $2,689,142, consisting of $2,019,500 in Advance to escrow account, $669,375 advance payments to consultants for future service and $267 in other receivables.

As of December 31, 2024, prepaid expenses and other receivables totaled $27,979, consisting of $23,000 in advance payments to consultants for future services and $4,979 in other receivables.

NOTE 5 — EQUIPMENT, NET

Equipment, net consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Furniture and fixtures	$222,325	$5,325
Office equipment	2,238	2,238
Vehicles	88,028	88,028
Improvement	86,650	-
Total	399,241	95,591
Less: accumulated depreciation	(45,058)	(24,820)
Equipment, net	$354,183	$70,771

For the three months ended September 30, 2025 and 2024, depreciation expense amounted to $10,831 and $4,704, respectively. For the nine months ended September 30, 2025 and 2024, depreciation expense amounted to $20,238 and $14,059, respectively.

NOTE 6 — SECURITY DEPOSITS

As of September 30, 2025 and December 31, 2024, security deposits totaled $33,255 and $4,235 respectively, representing a refundable deposit paid to the landlord.

NOTE 7 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Payroll and payroll tax payable	$2,758	$4,659
Federal income tax payable	230,281	204,762
State income tax payable	127,153	105,976
Credit card payable	8,679	10,726
Accrued professional fees	469,979	502,942
Tenant-contributed emergency reserve	2,500	1,000
Customer Refund Payable	48,000	-
Payable rent to landlord	885	-
Total other current liabilities	$890,235	$830,065

As of September 30, 2025, accrued professional fees totaled $ 469,979, consisting of $ 398,328 in legal fees, $70,149 in printing cost, $1,102 in transfer agent fees and $ 400 in other miscellaneous fees. As of December 31, 2024, accrued professional fees totaled $502,942, consisting of $450,000 in legal fees, $12,000 in audit fees, and $40,942 in other miscellaneous fees.

NOTE 8 — AUTO LOAN PAYABLE

On September 3, 2023, the Company entered into a loan agreement with an unrelated third party for acquiring a vehicle. The auto loan, in the form of a promissory note, matures on September 18, 2029 and bears interest at a rate of 6.34% per annum, payable monthly beginning October 18, 2023. For the three months ended September 30, 2025 and 2024, interest expense related to this loan amounted to $616 and $741, respectively. For the nine months ended September 30, 2025 and 2024, interest expense related to this loan amounted to $1,945 and $2,311, respectively.

NOTE 9 — LEASE

Lease: Office located at 2 Executive Circle Suite 100, Irvine, CA 92614

On July 31, 2023, the Company entered into a lease agreement for an office in Irvine, California with a lease term of 24 months, commencing on September 1, 2023 and expiring on August 31, 2025. The initial monthly rental payment is $3,708 from September 1, 2023 to August 31, 2024, with an annual 3.85% increase to the amount of $3,850 starting on September 1, 2024.

The following tables present the Company’s operating lease costs, lease components, remaining lease term and discount rate:

	Three months Ended September 30, 2025	Three months Ended September 30, 2024
Operating lease costs	$7,558	$11,337

	Nine months Ended September 30, 2025	Nine months Ended September 30, 2024
Operating lease costs	$30,231	$34,010

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$-	$29,410
Operating lease liabilities – current	$-	$29,980
Operating lease liabilities – non-current	-	-
Total operating lease liabilities	$-	$29,980

September 30, 2025
Remaining lease term (years)	-
Discount rate	7.50%

 Lease: Office located at 17901 Von Karman, Irvine, CA 92614

On August 6, 2025, the Company entered into a lease agreement for an office in Irvine, California with a lease term of 42 months, commencing on September 1, 2025 and expiring on February 28, 2029. The monthly rental payment is $11,085 from September 1, 2023 to February 28, 2029.

The following tables present the Company’s operating lease costs, lease components, remaining lease term and discount rate:

	Three months Ended September 30, 2025	Three months Ended September 30, 2024
Operating lease costs	$11,085	$-

	Nine months Ended September 30, 2025	Nine months Ended September 30, 2024
Operating lease costs	$11,085	$-

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$402,222	$-
Operating lease liabilities – current	$107,775	$-
Operating lease liabilities – non-current	294,4447	-
Total operating lease liabilities	$402,222	$-

September 30, 2025
Remaining lease term (years)	3.42
Discount rate	7.38%

The following table is a schedule, by years, of the minimum lease payments as of September 30, 2025:

Year Ended December 31,	Operating Lease Liabilities
Remaining 2025 (10/1/2025 – 12/31/2025)	$33,254
Remaining years	421,222
Total lease payments	454,476
Less: imputed interest	(52,254)
Present value of lease liabilities	$402,222

Lease: Artificial Intelligence Infrastructure and Platforms

As of September 30, 2025, the Company maintained four long-term operating leases related to its artificial intelligence infrastructure and platforms, including AI Domain, AI GPU Server, Database, and AI Real Estate Platform. These leases, executed between July 29, 2025 and August 6, 2025, have terms ranging from 8 to 20 years with fixed monthly rental payments between $900 and $5,937.50. They cover data resources, servers, domains, and AI platform systems essential for the Company’s technology development.

All leases are classified as operating leases under ASC 842 and accounted for on a right-of-use (“ROU”) basis. Each lease was fully prepaid at inception, and therefore, the Company recognized the total ROU assets upon commencement without recording corresponding lease liabilities or interest expenses, as no future lease payments remain outstanding. The ROU assets will be amortized on a straight-line basis over their respective lease terms.

The following table summarizes the total operating lease costs, ROU assets, remaining lease term, and discount rate on a consolidated basis:

	Three months Ended September 30, 2025	Three months Ended September 30, 2024
Operating lease costs	$25,475	$-

	Nine months Ended September 30, 2025	Nine months Ended September 30, 2024
Operating lease costs	$25,475	$-

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$1,468,525	$-
Operating lease liabilities – current	$-	$-
Operating lease liabilities – non-current	-	-
Total operating lease liabilities	$1,468,525	$-

September 30, 2025
Remaining lease term (years)	19.83
Discount rate	-%

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

The Company’s provision for income taxes consisted of the following:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Current:
Federal income tax expense	$8	$80,571
State income tax expense	9,030	37,206
Deferred:
Federal income tax expense	-	-
State income tax expense	-	-
Total	$9,038	$117,777

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Current:
Federal income tax expense	$25,519	$114,864
State income tax expense	21,409	53,041
Deferred:
Federal income tax benefit	-	-
State income tax benefit	-	-
Total	$46,928	$167,905

The following tables reconciled the federal statutory tax rate to the Company’s effective tax rate for the three and nine months ended September 30, 2025 and 2024:

	Three months Ended September 30, 2025	Three months Ended September 30, 2024
Federal statutory income tax rate	21.00%	21.00%
State statutory income tax rate, net of effect of state income tax deductible to federal income tax	81.70%	7.32%
Change in valuation allowance	-	0.95%
Permanent difference (non-deductible expenses)	0.81%	0.04%
Effective tax rate	103.51%	29.31%

The effective tax rate for the three months ended September 30, 2025, was unusually high primarily due to the low level of pre-tax income during the quarter and the resulting volatility inherent in interim period tax calculations.

	Nine months Ended September 30, 2025	Nine months Ended September 30, 2024
Federal statutory income tax rate	21.00%	21.00%
State statutory income tax rate, net of effect of state income tax deductible to federal income tax	11.94%	7.72%
Change in valuation allowance	-	2.13%
Permanent difference (non-deductible expenses)	0.19%	0.06%
Effective tax rate	33.13%	30.91%

As of September 30, 2025 and December 31, 2024, the net deferred tax assets consisted of the following:

	September 30, 2025	December 31, 2024
Deferred tax assets:
Unrealized loss on trading securities	$-	$-
Net operating loss (“NOL”) carryforwards	-	7,760
Less: valuation allowance	-	(7,760)
Deferred tax assets, net	$-	$-

The Company evaluates its valuation allowance requirements at the end of each reporting period by reviewing all available evidence, both positive and negative, and assessing whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under applicable tax law. As of September 30, 2025, the Company had no deferred tax assets. Management has assessed the need for a valuation allowance and determined that none is required, as there are no deferred tax assets to evaluate.

NOTE 11 — RELATED PARTY TRANSACTIONS

Net Revenues — Related Party

Name of Related Party	Nature	Relationship	Three months Ended September 30, 2025	Three months Ended September 30, 2024
-	-	-	$-	$-
-	-	-	-	-
Haiyan Ma	Real estate service revenue – real estate agency commission	The Company’s shareholder		62,550
Na Li	Revenue from property purchases and sales through Cash Offer	Chief Financial Officer and Director		1,670,000
Na Li	Real estate service revenue – home renovation service	Chief Financial Officer and Director	-	40,500
Zhen Qin & Na Li	Real estate service revenue – real estate agency commission	Zhen Qin:The Company’s shareholder, Chairman of the Board and Chief Executive Officer; Na Li:Chief Financial Officer and Director		50,000
Total			$-	$1,823,050

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

Name of Related Party	Nature	Relationship	Nine months Ended September 30, 2025	Nine months Ended September 30, 2024
Haiyan Ma	Revenue from property purchases and sales through Cash Offer	The Company’s shareholder	$-	$2,940,544
Haiyan Ma	Real estate service revenue – real estate agency commission	The Company’s shareholder	-	62,650
Haiyan Ma	Real estate service revenue – home renovation service	The Company’s shareholder	-	53,012
Na Li	Revenue from property purchases and sales through Cash Offer	Chief Financial Officer and Director	-	1,670,000
Na Li	Real estate service revenue – real estate agency commission	Chief Financial Officer and Director	97,560	-
Zhen Qin & Na Li	Real estate service revenue – real estate agency commission	Zhen Qin:The Company’s shareholder, Chairman of the Board and Chief Executive Officer; Na Li:Chief Financial Officer and Director	-	50,000
Na Li	Real estate service revenue – home renovation service	Chief Financial Officer and Director	-	44,500
Two minority shareholders	Real estate service revenue – real estate agency commission	The Company’s shareholder	-	15,550
Total			$97,560	$4,836,256

For the nine months ended September 30, 2025, the Company provided real estate agency services to Na Li, assisting with the sale of a property. The Company earned $126,000 in real estate agency commission from Na Li but paid a referral fee of $28,440 to Haiyan Ma for introducing the buyer, resulting in net revenue of $97,560 recognized on a net basis.

For the nine months ended September 30, 2024, the Company purchased three properties in cash for $2,884,882 under the Company’s name, and subsequently sold them to Haiyan Ma for $2,940,544.

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

Cost of Revenues — Related Party

Name of Related Party	Nature	Relationship	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
Haiyan Ma	Cost of property purchases and sales through Cash Offer	The Company’s shareholder	$		$1,420,000
Zhen Qin	Cost of real estate services – commission payouts	The Company’s shareholder, Chairman of the Board and Chief Executive Officer			45,000
Na Li	Cost of real estate services – commission payouts	Chief Financial Officer and Director		45,000
Total				$45,000	$1,465,000

For the three months ended September 30, 2025, the Company paid Na Li commission payouts of $45,000 for real estate transactions she conducted on behalf of the Company, which were recorded in cost of revenues.

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

For the three months ended September 30, 2024, the Company paid Zhen Qin commission payouts of $45,000 for real estate transactions he conducted on behalf of the Company, which were recorded in cost of revenues.

Name of Related Party	Nature	Relationship	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
Haiyan Ma	Cost of property purchases and sales through Cash Offer	The Company’s shareholder	$		$1,420,000
Zhen Qin	Cost of real estate services – commission payouts	The Company’s shareholder, Chairman of the Board and Chief Executive Officer			45,000
Na Li	Cost of real estate services – commission payouts	Chief Financial Officer and Director		45,000
Total				$45,000	$1,465,000

For the nine months ended September 30, 2025, the Company paid Na Li commission payouts of $45,000 for real estate transactions she conducted on behalf of the Company, which were recorded in cost of revenues.

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

For the nine months ended September 30, 2024, the Company paid Zhen Qin commission payouts of $45,000 for real estate transactions he conducted on behalf of the Company, which were recorded in cost of revenues.

Due to Related Party

Name of Related Party	Nature	Relationship	September 30, 2025	December 31, 2024
Zhen Qin	Due on demand, non-interest bearing	The Company’s major shareholder, Chairman of the Board and Chief Executive Officer	$629	$55,000
Total			$139,347	$55,000

On May 1, 2024, Zhen Qin lent $530,000 to the Company to support its operational needs. As of September 30, 2025, the Company had partially repaid the loan to Zhen Qin, leaving an outstanding balance of $629. As of December 31, 2024, the Company had repaid $475,000 to Zhen Qin, leaving an outstanding balance of $55,000.

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

Linkhome Holdings was incorporated in the State of Nevada on November 6, 2023. The authorized number of preferred shares is 1,000,000 shares with $0.001 par value; no preferred shares were issued as of September 30, 2025 and December 31, 2024. The authorized number of common shares is 100,000,000 shares with $0.001 par value. As of September 30, 2025 and December 31, 2024, the Company had 16,230,000 and 14,505,000 common shares issued and outstanding respectively, including 1,800,000 shares issued to the angel investor under the reorganization described above.

In July 2025, the Company completed its initial public offering of 1,725,000 shares of common stock (including the full exercise of the over-allotment option) at a public offering price of $4.00 per share. The offering closed on July 25, 2025, and the Company received gross proceeds of $6.9 million, before deducting underwriting discounts and offering expenses. Net proceeds from the offering were recorded in common stock and additional paid-in capital during the quarter ended September 30, 2025.

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

For the Three Months Ended September 30, 2025 and 2024

Property Purchases and Sales Through Cash Offer

For the three months ended September 30, 2024, the Company purchased a property in cash for $1,425,930 from Haiyan Ma, which included $1,420,000 paid to Haiyan Ma as the total consideration and $5,930 in title charges, escrow charges, and other related costs. The Company subsequently sold the property to Na Li for $1,670,000.

Real Estate Agency Service

For the three months ended September 30, 2025, the Company paid $45,000 to Na Li for real estate agency commission services.

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

Commission Payouts

For the three months ended September 30, 2025, the Company paid Na Li commission payouts of $45,000 for real estate transactions she conducted on behalf of the Company, which were recorded in cost of revenues.

For the three months ended September 30, 2024, the Company paid Zhen Qin commission payouts of $45,000 for real estate transactions he conducted on behalf of the Company, which were recorded in cost of revenues.

For the Nine Months Ended September 30, 2025 and 2024

Property Purchases and Sales Through Cash Offer

For the nine months ended September 30, 2024, the Company purchased three properties in cash for $2,884,882 under the Company’s name, and subsequently sold them to Haiyan Ma for $2,940,544.

For the nine months ended September 30, 2024, the Company purchased a property in cash for $1,425,930 from Haiyan Ma, which included $1,420,000 paid to Haiyan Ma as the total consideration and $5,930 in title charges, escrow charges, and other related costs. The Company subsequently sold the property to Na Li for $1,670,000.

Real Estate Agency Service

For the nine months ended September 30, 2025, the Company provided real estate agency services to Na Li, assisting with the sale of a property. The Company earned $126,000 in real estate agency commission from Na Li but paid a referral fee of $28,440 to Haiyan Ma for introducing the buyer, resulting in net revenue of $97,560 recognized on a net basis. In addition, the Company paid $45,000 to Na Li for real estate agency commission services.

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

Commission Payouts

For the nine months ended September 30, 2025, the Company paid Na Li commission payouts of $45,000 for real estate transactions she conducted on behalf of the Company, which were recorded in cost of revenues.

For the nine months ended September 30, 2024, the Company paid Zhen Qin commission payouts of $45,000 for real estate transactions he conducted on behalf of the Company, which were recorded in cost of revenues.

As of September 30, 2025 and December 31, 2024

Due to Related Party

On May 1, 2024, Zhen Qin lent $530,000 to the Company to support its operational needs. As of September 30, 2025, the Company had partially repaid the loan to Zhen Qin, leaving an outstanding balance of $629. As of December 31, 2024, the Company had repaid $475,000 to Zhen Qin, leaving an outstanding balance of $55,000.

Selected Income Statement Items

Net Revenues

We derive our net revenues from (i) real estate purchases and sales made through Cash Offer, and (ii) real estate services including acting as real estate agency for buying and selling properties, property management, home renovation and mortgage referral services. The following table presents our net revenues by revenue stream for the periods presented:

	Three Months Ended September 30,
	2025		2024		Change
	Amount	%	Amount	%	Amount	%
Revenue from property purchases and sales through Cash Offer	$5,183,272	95.85%	$1,670,000	81.15%	$3,513,272	210.38%
Real estate service revenue
Real estate agency commission	199,048	3.68%	299,789	14.56%	(100,741)	(33.60)%
Property management service	2,927	0.05%	4,046	0.20%	(1,119)	(27.66)%
Home renovation service	-	-%	84,100	4.09%	(84,100)	(100.00)%
Mortgage referral fee	3,500	0.07%	-	-%	3,500	-%
Rental commissions	18,930	0.35%	N/A	N/A%	18,930	N/A %
Total real estate service revenue	224,405	4.15%	387,935	18.85%	(163,530)	(42.15)%
Total net revenues	$5,407,677	100.00%	$2,057,935	100.00%	$3,349,742	162.77%

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

Comparison of the Three Months Ended September 30, 2025and 2024

Revenue from property purchases and sales through our Cash Offer program accounted for 95.85% and 81.15% of net revenues for the three months ended September 30, 2025 and 2024, respectively. Our revenue from this program increased by $3,513,272, or 210.38%, from $1,670,000 for the three months ended September 30, 2024, to $5,183,272 for the three months ended September 30, 2025. This significant increase was due to the expansion of our Cash Offer program, which commenced in late 2023. For the three months ended September 30, 2025 and 2024, we purchased and sold 5 and 1 properties, respectively, through the Cash Offer program, with average transaction prices of $1.07 million and $1.67 million, respectively.

Real Estate Service Revenue

We offer comprehensive real estate services tailored to meet the diverse needs of our clients. Our real estate service revenue consists primarily of real estate agency commissions for buying and selling properties for clients, and revenue generated from property management, home renovation and mortgage referral services.

Comparison of the Three Months Ended September 30, 2025and 2024

Real estate service revenue accounted for 4.15% and 18.85% of net revenues for the three months ended September 30, 2025 and 2024, respectively. Our real estate service revenue decreased by $163,530, or 42.15%, from $387,935 for the three months ended September 30, 2024, to $224,405 for the three months ended September 30, 2025. This decrease was primarily driven by a drop in Property management service revenue, real estate agency commission and home renovation service revenue.

Real estate agency commission decreased by $100,741, or 33.60%, from $ 229,789 for the three months ended September 30, 2024, to $199,048 for the three months ended September 30, 2025. This decrease was primarily driven by a 32.86% drop in gross commission, which drop from $359,065 for the three months ended September 30, 2024, to $241,087 for the same period in 2025. Rebates decreased by 29.08%, from $59,276 for the three months ended September 30, 2024, to $42,040 for the three months ended September 30, 2025. Also, total transaction volume decreased by 47.60%, primarily due to a 53.33% decrease in the number of real estate transactions, partially offset by a 12.28% increase in the average transaction price. For the three months ended September 30, 2025, we achieved a total transaction volume of $9,622,354 by completing 7 real estate transactions at an average transaction price of $1.37 million, while we achieved a total transaction volume of $18,363,474 by completing 15 real estate transactions at an average transaction price of $1.22 million for the same period in 2024. The overall decrease in gross commission was primarily driven by a significant decline in the number of transactions and total transaction volume, despite a slight increase in average transaction price.

Revenue from home renovation service decreased by $84,100, or 100.00%, from $ 84,100 for the three months ended September 30, 2024, to $ 0 for the three months ended September 30, 2025. This decrease was primarily driven by a lower number of completed home renovation projects in 2025. For the three months ended September 30, 2025 and 2024, we completed 0 and 5 home renovation projects respectively.

Revenue from mortgage referral service increased by $3,500 from $0 for the three months ended September 30, 2024, to $3,500 for the three months ended September 30, 2025. This increase was primarily driven by a higher number of mortgage loans secured during the period. For the three months ended September 30, 2025 and 2024, we did not assist any clients in securing mortgage loans.

Revenue from property management service decreased by $1,119, or 27.66%, from $4,046 for the three months ended September 30, 2024, to $2,927 for the three months ended September 30, 2025. This decrease was primarily due to lower tenant placement service revenue, as we did not complete any tenant placements for the three months ended September 30, 2025, compared to 2 tenant placements for the same period in 2024. Additionally, ongoing property management service revenue remained limited, as this service commenced in the third quarter of 2024. For the three months ended September 30, 2025, we managed 3 properties under ongoing property management service, while 2 properties were managed for the same period in 2024.

Rental commissions amounted to $18,930 for the three months ended September 30, 2025, compared to $0 for the same period in 2024, as the Company did not generate any rental commission revenue in the prior year. This revenue stream first appeared in the third quarter of 2025, primarily resulting from the Company’s expansion into rental transaction services. For the three months ended September 30, 2025 balance was comprised of gross commission of $26,742, partially offset by rebates of $7,812, representing 29.21% of the gross commission.

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

We derive our cost of revenues from two revenue streams: (i) property purchases and sales through Cash Offer and (ii) real estate services. The following table presents our cost of revenues by revenue stream for the periods presented:

	Three Months Ended September 30,
	2025		2024		Change
	Amount	%	Amount	%	Amount	%
Cost of property purchases and sales through Cash Offer	$5,156,130	99.13%	$1,425,829	91.79%	$3,730,301	261.62%
Cost of real estate services	45,450	0.87%	127,478	8.21%	(82,028)	(64.35)%
Total cost of revenues	$5,201,580	100.00%	$1,553,307	100.00%	$3,648,273	234.87%

Cost of property purchases and sales through Cash Offer increased by $3,730,301, or 261.62%, from $ 1,425,829 for the three months ended September 30, 2024, to $5,156,130 for the three months ended September 30, 2025. This increase was primarily driven by a higher volume of transactions during the three months ended September 30, 2025, compared to the same period in 2024.

Cost of real estate services was $45,450 for the three months ended September 30, 2025, compared to $127,478 for the three months ended September 30, 2024. This decrease was primarily driven by lower number of completed home renovation projects and a significant decline in the number of transactions from real estate agency commission services in 2025.

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

Results of Operations

Comparison of the three Months Ended September 30, 2025 and 2024

The following table summarized our consolidated results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	% of Revenues	2024	% of Revenues	Change	Percentage Change
Net revenues	$5,407,677	100.00%	$2,057,935	100.00%	$3,349,742	162.77%
Cost of revenues	5,201,580	96.19%	1,553,307	75.48%	3,648,273	234.87%
Gross profit	206,097	3.81%	504,628	24.52%	(298,531)	(59.16)%
Operating expenses
Selling expenses	614	0.01%	9,576	0.47%	(8,962)	(93.59)%
General and administrative expenses	196,059	3.63%	93,185	4.52%	102,874	110.40%
Total operating expenses	196,673	3.64%	102,761	4.99%	93,912	91.39%
Operating income	9,424	0.17%	401,867	19.53%	(392,443)	(97.65)%
Other (expenses) income, net	(691)	(0.01)%	19	-%	(710)	(3736.84)%
Income before income taxes	8,733	0.16%	401,886	19.53%	(393,153)	(97.83)%
Income tax expenses	9,038	0.17%	117,777	5.72%	(108,739)	(92.33)%
Net income	$(305)	(0.01)%	$284,109	13.81%	(284,414)	(100.11)%

Net Revenues

Net revenues for the three months ended September 30, 2025 and 2024 were $5,407,677 sand $2,057,935, respectively, representing an increase of $3,349,742, or 162.77%. This increase was primarily driven by a $3,513,272 increase in revenue from property purchases, partially offset by a decrease of $163,530 in real estate service revenue.

Cost of Revenues

	Three Months Ended September 30,
	2025	2024	Change	Percentage Change
Cost of property purchases and sales through Cash Offer	$5,156,130	$1,425,829	$3,730,301	261.62%
Cost of real estate services	45,450	127,478	(82,028)	(64.35)%
Total cost of revenues	$5,201,580	$1,553,307	$3,648,273	234.87%
As a percentage of net revenues	96.19%	75.48%

Cost of revenues for the three months ended September 30, 2025 and 2024 was $5,201,580 and $1,553,307, respectively, representing an increase of $3,648,273, or 234.87%. This increase was primarily driven by higher costs associated with increased revenue from property purchases and sales through Cash Offer.

Gross Profit and Gross Margin

	Three Months Ended September 30,
	2025		2024
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Property purchases and sales through Cash Offer	$27,142	0.51%	$244,170	11.86%
Real estate services	178,955	3.33%	260,458	12.66%
Total	$206,097	3.84%	$504,628	24.52%

Gross profit for the three months ended September 30, 2025 and 2024 was $206,097 and $504,628, respectively, representing a decrease of $298,531, or 59.16%. The blended gross margin was 3.84% for the three months ended September 30, 2025, compared to 24.52% for the same period in 2024.

Gross profit from property purchases and sales through Cash Offer, as a percentage of revenue from property purchases and sales through Cash Offer, was 0.52% for the three months ended September 30, 2025, compared to 14.62% for the same period in 2024. We expect that our Cash Offer program may continue to adversely affect our gross margin in the short term but will provide significant long-term growth opportunities by allowing us to differentiate ourselves in a highly competitive real estate market, attract more clients, and increase market share.

Gross profit from real estate services, as a percentage of real estate service revenue, was 99.75% for the three months ended September 30, 2025, compared to 67.14% for the same period in 2024. This decrease was primarily due to a drop in real estate agency service and home renovation service in 2025.

Selling Expenses

Selling expenses primarily consisted of staging, advertising, and marketing costs. Selling expenses for the three months ended September 30, 2025 and 2024 were $614 and $9,576, respectively, representing an decrease of $8,962, or 93.59%. The decrease was mainly because advertising and marketing efforts in the third quarter of 2025 were consistent with those in the second quarter, while the third quarter of 2024 included higher promotional spending to attract more clients.

General and Administrative Expenses

The following table summarized our general and administrative expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change	Percentage Change
Legal and accounting expenses	$59,405	$34,164	$25,241	73.88%
Payroll expense	42,589	32,375	10,214	31.55%
Payroll tax expense	3,368	2,459	909	36.97%
Rent expense	44,871	11,513	33,358	289.75%
Depreciation expense	10,831	4,704	6127	130.26%
Other general and administrative expenses	34,995	7,970	27,025	339.08%
Total general and administrative expenses	$196,059	$93,185	$102,874	110.40%
As a percentage of net revenues	3.66%	4.52%

General and administrative expenses for the three months ended September 30, 2025 and 2024 were $196,059 and $93,185, respectively, representing an increase of $102,874, or 110.40%. This increase was primarily due to a rise in increases in depreciation expense of $6127, payroll expense of $10,214, payroll tax expense of $909, rent expense of $33,358, other G&A expenses of $27,025, and legal and accounting expenses of $25,241. Legal and accounting expenses increased primarily due to a higher volume of advisory services utilized during the period. Payroll and payroll tax expenses increased primarily due to the hiring of new employees. Rent expense increased mainly due to the rent adjustment effective from September 2024 and new lease agreements that commenced in the third quarter of 2025.

Other Income (Expenses), Net

Other expense was $691 for the three months ended September 30, 2025, compared to other income of $19 for the three months ended September 30, 2024. For the three months ended September 30, 2025, other income primarily consisted of interest expense of $616, and bank fees of $75. For the three months ended September 30, 2024, o other income consisted primarily of credit card rebates of $958 and bank rewards of $87, partially offset by interest expense of $741 and bank fees of $285.

Income Tax Expenses

Income tax expenses for the three months ended September 30, 2025 and 2024 were $9,038 and $117,777, respectively, representing a decrease of $108,739 or 92.33%.This decrease was primarily attributable to lower income before income taxes in the current period.

Net Income

Net income for the three months ended September 30, 2025 and 2024 was $(305) and $284,109, respectively, representing a decrease of $284,414, or 100.11%. This decrease was primarily attributable to lower gross profit and higher operating expenses

Net Revenues

We derive our net revenues from (i) real estate purchases and sales made through Cash Offer, and (ii) real estate services including acting as real estate agency for buying and selling properties, property management, home renovation and mortgage referral services. The following table presents our net revenues by revenue stream for the periods presented:

	Nine Months Ended September 30,
	2025		2024		Change
	Amount	%	Amount	%	Amount	%
Revenue from property purchases and sales through Cash Offer	$15,343,262	96.40%	$4,610,544	85.04%	$10,732,718	232.79%
Real estate service revenue
Real estate agency commission	435,134	2.73%	591,680	10.91%	(156,546)	(26.46)%
Property management service	6,461	0.04%	11,784	0.22%	(5,323)	(45.17)%
Home renovation service	82,769	0.52%	203,726	3.76%	(120,957)	(59.37)%
Mortgage referral fee	30,103	0.19%	4,050	0.07%	26,053	643.27%
Rental commissions	18,930	0.12%	-	-%	18,930	NA
Total real estate service revenue	573,397	3.60%	811,240	14.96%	(237,843)	(29.32)%
Total net revenues	$15,916,659	100.00%	$5,421,784	100.00%	$10,494,875	193.57%

Revenue from Property Purchases and Sales Through Cash Offer

Comparison of the Nine Months Ended September 30, 2025and 2024

Revenue from property purchases and sales through our Cash Offer program accounted for 96.40% and 85.04% of net revenues for the nine months ended September 30, 2025 and 2024, respectively. Our revenue from this program increased by $10,732,718, or 232.79%, from $4,610,544 for the nine months ended September 30, 2024, to $15,343,262 for the nine months ended September 30, 2025. This significant increase was due to the expansion of our Cash Offer program, which commenced in late 2023. For the nine months ended September 30, 2025 and 2024, we purchased and sold 18 and 4 properties, respectively, through the Cash Offer program, with average transaction prices of $0.86 million and $1.13 million, respectively.

Real Estate Service Revenue

Comparison of the Nine Months Ended September 30, 2025and 2024

Real estate service revenue accounted for 3.60% and 14.96% of net revenues for the nine months ended September 30, 2025 and 2024, respectively. Our real estate service revenue decreased by $237,843, or 29.32%, from $811,240 for the nine months ended September 30, 2024, to $573,397 for the nine months ended September 30, 2025. This decrease was primarily driven by drop in real estate agency commission and home renovation service revenue.

Real estate agency commission decreased by $156,546, or 26.46%, from $ 591,680 for the nine months ended September 30, 2024, to $435,134 for the nine months ended September 30, 2025. This decrease was primarily driven by a 26.04% drop in gross commission, which drop from $ 731,536 for the nine months ended September 30, 2024, to $ 541,080 for the same period in 2025. Rebates decreased by 24.25%, from $139,856 for the nine months ended September 30, 2024, to $105,946 for the nine months ended September 30, 2025. Also, total transaction volume decreased by 46.78%, primarily due to a 50.00% decrease in the number of real estate transactions and a 6.44% increase in the average transaction price. For the nine months ended September 30, 2025, we achieved a total transaction volume of $ 18,785,645 by completing 17 real estate transactions at an average transaction price of $1.11 million, while we achieved a total transaction volume of $ 35,296,729 by completing 34 real estate transactions at an average transaction price of $1.04 million for the same period in 2024. The overall decrease in gross commission was primarily driven by a significant decline in the number of transactions and total transaction volume, despite a slight increase in average transaction price.

Revenue from home renovation service decreased by $120,957, or 59.37%, from $ 203,726 for the nine months ended September 30, 2024, to $ 82,769 for the nine months ended September 30, 2025. This decrease was primarily driven by a lower number of completed home renovation projects in 2025. For the nine months ended September 30, 2025 and 2024, we completed 3 and 11 home renovation projects respectively.

Revenue from mortgage referral service increased by $26,053, or 643.27%, from $4,050 for the nine months ended September 30, 2024, to $30,103 for the nine months ended September 30, 2025. This increase was primarily driven by a higher number of mortgage loans secured during the period. We assisted clients in securing 6 mortgage loans for the nine months ended September 30, 2025, compared to 1 mortgage loan for the same period in 2024.

Revenue from property management service decreased by $5,323, or 45.17%, from $ 11,784 for the nine months ended September 30, 2024, to $ 6,461 for the nine months ended September 30, 2025. This decrease was primarily due to lower tenant placement service revenue, as we did not complete any tenant placements for the nine months ended September 30, 2025, compared to 7 tenant placements for the same period in 2024. Additionally, ongoing property management service revenue remained limited, as this service commenced in the third quarter of 2024. For the nine months ended September 30, 2025, we managed 6 properties under ongoing property management service, while 2 properties were managed for the same period in 2024.

Rental commissions amounted to $18,930 for the nine months ended September 30, 2025, compared to $0 for the same period in 2024, as the Company did not generate any rental commission revenue in the prior year. This revenue stream first appeared in the third quarter of 2025, primarily resulting from the Company’s expansion into rental transaction services. For the nine months ended September 30, 2025 balance was comprised of gross commission of $26,742, partially offset by rebates of $7,812, representing 29.21% of the gross commission.

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

We derive our cost of revenues from two revenue streams: (i) property purchases and sales through Cash Offer and (ii) real estate services. The following table presents our cost of revenues by revenue stream for the periods presented:

	Nine Months Ended September 30,
	2025		2024		Change
	Amount	%	Amount	%	Amount	%
Cost of property purchases and sales through Cash Offer	$15,221,845	99.24%	$4,310,711	95.08%	$10,911,134	253.12%
Cost of real estate services	117,258	0.76%	223,279	4.92%	(106,021)	(47.48)%
Total cost of revenues	$15,339,103	100.00%	$4,533,990	100.00%	$10,805,113	238.31%

Cost of property purchases and sales through Cash Offer increased by $10,911,134, or 253.12%, from $ 4,310,711 for the nine months ended September 30, 2024, to $ 15,221,845 for the nine months ended September 30, 2025. This increase was primarily driven by a higher volume of transactions during the nine months ended September 30, 2025, compared to the same period in 2024.

Cost of real estate services was $117,258 for the nine months ended September 30, 2025, compared to $223,279 for the nine months ended September 30, 2024. This decrease was primarily driven by lower number of completed home renovation projects in 2025.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarized our consolidated results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	% of Revenues	2024	% of Revenues	Change	Percentage Change
Net revenues	$15,916,659	100.00%	$5,421,784	100.00%	$10,494,875	193.57%
Cost of revenues	15,339,103	96.37%	4,533,990	83.63%	10,805,113	238.31%
Gross profit	577,556	3.63%	887,794	16.37%	(310,238)	(34.94)%
Operating expenses
Selling expenses	25,410	0.16%	12,236	0.23%	13,174	107.67%
General and administrative expenses	405,626	2.55%	331,127	6.10%	74,499	22.50%
Total operating expenses	431,036	2.71%	343,363	6.33%	87,673	25.53%
Operating income	146,520	0.92%	544,431	10.04%	(397,911)	(73.09)%
Other expenses, net	(4,850)	(0.03)%	(1,237)	(0.02)%	(3,613)	292.08%
Income before income taxes	141,670	0.89%	543,194	10.02%	(401,524)	(73.92)%
Income tax expenses	46,928	0.29%	167,905	3.10%	(120,977)	(72.05)%
Net income	$94,742	0.60%	$375,289	6.92%	$(280,547)	(74.75)%

Net Revenues

Net revenues for the nine months ended September 30, 2025 and 2024 were $15,916,659 and $5,421,784, respectively, representing an increase of $10,494,875, or 193.57%. This increase was primarily driven by a $10,732,718 increase in revenue from property purchases, partially offset by decreases of $237,843 in real estate service revenue.

Cost of Revenues

	Nine Months Ended September 30,
	2025	2024	Change	Percentage Change
Cost of property purchases and sales through Cash Offer	$15,221,845	$4,310,711	$10,911,134	253.12%
Cost of real estate services	117,258	223,279	(106,021)	(47.48)%
Total cost of revenues	$15,339,103	$4,533,990	$10,805,113	238.31%
As a percentage of net revenues	96.37%	83.63%

Cost of revenues for the nine months ended September 30, 2025 and 2024 was $15,294,103 and $4,533,990, respectively, representing an increase of $ 10,760,113, or 237.32%. This increase was primarily driven by higher costs associated with increased revenue from property purchases and sales through Cash Offer.

Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2025		2024
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Property purchases and sales through Cash Offer	$121,417	0.76%	$299,833	5.53%
Real estate services	456,138	2.87%	587,961	10.84%
Total	$557,556	3.63%	$887,794	16.37%

Gross profit for the nine months ended September 30, 2025 and 2024 was $557,556 and $887,794, respectively, representing a decrease of $310,238, or 34.94%. The blended gross margin was 3.63% for the nine months ended September 30, 2025, compared to 16.37% for the same period in 2024.

Gross profit from property purchases and sales through Cash Offer, as a percentage of revenue from property purchases and sales through Cash Offer, was 0.79% for the nine months ended September 30, 2025, compared to 6.5% for the same period in 2024. We expect that our Cash Offer program may continue to adversely affect our gross margin in the short term but will provide significant long-term growth opportunities by allowing us to differentiate ourselves in a highly competitive real estate market, attract more clients, and increase market share.

Gross profit from real estate services, as a percentage of real estate service revenue, was 86.32% for the nine months ended September 30, 2025, compared to 72.48 % for the same period in 2024. This increase was primarily due to a higher average transaction price in 2025 and an increase in properties under ongoing property management service.

Selling Expenses

Selling expenses primarily consisted of staging, advertising, and marketing costs. Selling expenses for the nine months ended September 30, 2025 and 2024 were $25,410 and $12,236, respectively, representing an increase of $13,174, or 107.67%. This increase was primarily driven by higher advertising and marketing expenditures aimed at attracting more clients and listings, as well as enhancing brand awareness.

General and Administrative Expenses

The following table summarized our general and administrative expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change	Percentage Change
Legal and accounting expenses	$105,976	$149,443	$(43,467)	(29.09)%
Payroll expense	135,356	107,675	27,681	25.71%
Payroll tax expense	11,940	9,654	2,286	23.68%
Rent expense	68,920	34,368	34,552	100.54%
Depreciation expense	20,238	14,059	6,179	43.95%
Other general and administrative expenses	63,196	15,928	47,268	296.76%
Total general and administrative expenses	$405,626	$331,127	$74,499	22.50%
As a percentage of net revenues	2.56%	6.10%

General and administrative expenses for the nine months ended September 30, 2025 and 2024 were $405,626 and $331,127, respectively, representing an increase of $74,499, or 22.50%. This increase was primarily due to a raise in depreciation expense of $6,179, payroll expense of $27,681, payroll tax expense of $2,286, rent expense of $34,552, and other G&A expenses of $47,268, partially offset by reduction in legal and accounting expenses of $43,467. Legal and accounting expenses decreased primarily due to a lower volume of advisory services utilized during the period. Payroll and payroll tax expenses increased primarily due to the hiring of new employees. Rent expense increased mainly due to the rent adjustment effective from September 2024 and new lease agreements that commenced in the third quarter of 2025.

Other Income (Expenses), Net

Other expenses were $4,850 for the nine months ended September 30, 2025, compared to $1,237 for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, other expenses primarily consisted of realized loss on trading securities of $2,651, interest expense of $1,945, and bank fees of $255, offset by other income, net of $1. For the nine months ended September 30, 2024, other expenses primarily consisted of interest expense of $2,311 and bank fees of $478, partially offset by other income, net of $1,552.

Income Tax Expenses

Income tax expenses for the nine months ended September 30, 2025 and 2024 were $46,928 and $ 167,905, respectively, representing a decrease of $120,977 or 74.75%. This decrease was primarily attributable to lower income before income taxes in the current period.

Net Income

Net income for the nine months ended September 30, 2025 and 2024 was $94,742 and $375,289, respectively, representing a decrease of $280,547, or 74.75%. This decrease was primarily driven by significant drop in net revenues and higher operating expenses.

Liquidity and Capital Resources

In assessing liquidity, management monitors and analyzes the Company’s cash on-hand, ability to generate sufficient revenue sources in the future, and operating and capital expenditure commitments. Historically, we have funded our working capital, operations and other capital requirements primarily through equity contributions from stockholders and cash flow from operations. Our ability to meet our current expenses and obligations depends on the future realization of our current assets. Management has considered historical experience, current economic conditions, reasonable and supportable forecasts of future economic conditions, and trends in the real estate industry to evaluate the expected collectability of accounts receivable as of September 30, 2025 and December 31, 2024. Our liquidity may be affected by general economic, competitive, and other factors, many of which are beyond our control.

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

Cash Flows For the nine Months Ended September 30, 2025 and 2024

As of September 30, 2025, we had cash and cash equivalents of $3,662,388, other current assets of $2,700,856, current liabilities of $ 1,097,909, net working capital of $5,265,335 , and a current ratio of 5.80:1. As of December 31, 2024, we had cash and cash equivalents of $1,670,949, other current assets of $1,652,699, current liabilities of $944,447, net working capital of $2,379,201, and a current ratio of 3.52:1.

The following table presented a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net cash (used in) provided by operating activities	$(2,298,995)	$(1,005,651)
Net cash used in investing activities	(307,726)	(2,463)
Net cash (used in) provided by financing activities	4,598,160	1,074,341
Net (decrease) increase in cash and cash equivalents	1,991,439	66,227
Cash and cash equivalents, beginning of period	1,670,949	651,911
Cash and cash equivalents, end of period	$3,662,388	$718,138

Net Cash Used in Operating Activities

Net cash used by operating activities was $2,298,995 for the nine months ended September 30, 2025, primarily derived from (i) net income of $94,742, adjusted for noncash activities including lease expense of $66,791, realized loss on trading securities of $2,651, and depreciation of $20,238; (ii) net changes in operating assets and liabilities as of September 30, 2025 compared to December 31, 2024, primarily consisting of (a) a decrease of accounts receivable of $7,075, (b) a decrease of real estate held for sale of $907,061, (c) a decrease of Deferred IPO costs of $699,499, (d) an increase of accounts payable of $69,475 and (e) an increase of other current liabilities of $60,170, partially offset by (a) an increase of prepaid expenses and other receivables of $2,661,792, (b) an increase of security deposits of $29,019 and (c) a decrease of payment of lease liabilities of $1,535,886.

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

Net cash used by operating activities was $2,298,995 for the nine months ended September 30, 2025, compared to $1,005,651 used by operating activities for the same period in 2024, representing an increase in cash outflow of $1,293,344. This increase was primarily due to (i) an increase in cash outflow of $2,674,800 on prepaid expenses and other receivables, (ii) an increase in cash outflow of $27,019 on security deposits, (iii) a decrease in cash inflow of $590,237 on other current liabilities and (iv) an increase in cash outflow of $1,502,375 on payments of lease liabilities, partially offset by (i) an increase in cash inflow of $1,451,591 of accounts receivable, (ii) a decrease in cash outflow of $907,061 of real estate held for sale, (iii) a decrease in cash outflow of $1,323,717 on deferred IPO costs, and (iv)an increase in cash inflow of $48,562 on accounts payables.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,07,726 for the nine months ended September 30, 2025, which primarily consisted of purchases of trading securities for $274,718, , and purchase of furniture and fixtures of 303,650 and trademark for $1,425, partially offset by proceeds from sale of trading securities for $272,067

Net cash used in investing activities was $2,463 for the nine months ended September 30, 2024, which primarily included purchases of office equipment for $1,082, furniture for $982, and a trademark for $399.

Net Cash (Used in) Provided by Financing Activities

Net cash provided by financing activities was $4,598,160 for the nine months ended September 30, 2025, which primarily included proceeds from related party advance of $465,976 and proceeds from shares issued in equity financing of $4,658,556, partially offset by repayments to related party advance of $520,347, and repayments to auto loan of $6,025.

Net cash provided by financing activities was $ 1,074,341 for the nine months ended September 30, 2024, which primarily included proceeds from shares issued in equity financing of $980,000 and proceeds from a related party advance of $880,000, partially offset by repayments of $780,000 to the related party advance and $5,659 to an auto loan.

Contractual Obligations

Our contractual obligations as of September 30, 2025 were as follows:

	1 Year or Less	More Than 1 Year	Total
Operating lease liabilities	$107,775	$2,94,447	$402,222
Auto loan payable	8,495	28,963	37,458
Total	$116,270	$323,410	$439,680

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025 and December 31, 2024.

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

Accounts Receivable, Net

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for credit losses. The Company maintains allowances for credit losses for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment pattens and creditworthiness, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2025 and December 31, 2024, the Company had no allowances for credit losses.

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these assets for the nine months ended September 30, 2025 and 2024.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. For the nine months ended September 30, 2025 and 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

PART II - OTHER INFORMATION

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

Linkhome Holdings Inc.

By: /s/ Zhen Qin	Chairman of the Board and Chief Executive Officer	November 13, 2025
Zhen Qin	(Principal Executive Officer)

By: /s/ Na Li	Chief Financial Officer and Director	November 13, 2025
Na Li	(Principal Financial and Accounting Officer)

By: /s/ Xiaoyu Li	Director	November 13, 2025
Xiaoyu Li

By: /s/ Minghui Sun	Director	November 13, 2025
Minghui Sun

By: /s/ Xin Liu	Director	November 13, 2025
Xin Liu

By: /s/ Leung Tsz Kan	Director	November 13, 2025
Leung Tsz Kan

