Form 10-K
period 2025-12-31
Linkhome Holdings Inc.
filed 2026-03-26
CIK 2017758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 001-42652

Linkhome Holdings Inc.

(Exact name of registrant as specified in its charter)

Nevada	93-4316797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17901 Von Karman Ave, Ste 450
Irvine, CA 92614

(Address of principal executive offices)

Telephone: (800) 680-9158

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Common Stock	LHAI	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 26, 2026, Linkhome Holdings Inc. had 16,230,000 shares of outstanding Common Stock, par value $0.001 per share.

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

ii

PART I

References in this report to “Linkhome,” “we,” “us” or the “Company” refer to Linkhome Holdings Inc. References to our “management” or our “management team” refer to our officers and directors. References to “year” or “Fiscal Year” means the year ending December 31, 2025. All dollar or $ references, when used in this Annual Report, refer to the United States dollar. References to our “Common Stock” shall mean, shares of the Company’s common stock, par value $0.001 per share.

Item 1. Business.

Overview

Linkhome is an artificial intelligence-driven property technology company. By using HomeGPT, a Linkhome-developed real estate artificial intelligence model, combined with financial innovation and in conjunction with our dedicated team of agents, we have made significant and cost-effective improvements to the business model of buying and selling homes. Through our subsidiaries, we operate an artificial intelligence real estate platform with the goal of providing customers with end-to-end real estate solutions and services, initially comprising real estate brokerage services, Cash Offer, and mortgage service. Our mission is to redefine the real estate experience to be efficient and affordable for all consumers through artificial intelligence. Our vision is to help everyone own their home and achieve the dream of homeownership.

Since the formation of our subsidiary, Linkhome Realty, in 2021 and the commencement of our operational endeavors, our platform has facilitated an aggregate gross total value of more than $180 million of agent brokerage transactions as of December 31, 2025. Our platform supports a growing network of users who list and search for properties online, obtain information related to property transactions, and access a variety of value-added services through the comprehensive property-related solutions available on our platform. Over the past three years, customers have shown their desire for our artificial intelligence, financial innovation and real estate solutions. As of Dec 31, 2025, our platform, which aggregates listings from Multiple Listing Service (the “MLS”), boasted more than 1 million active listings for residential properties available for sale or rent. Users obtain home-buying information from our platform and consult with our AI tool, HomeGPT, for interactive home-buying advice. We aim to provide a platform that supports users throughout the real estate transaction process and encourages continued engagement.

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

Initial Public Offering

On July 23, 2025, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-1 (File No. 333-280379) relating to our initial public offering (the “IPO”). On July 23, 2025, we priced the IPO of 1,500,000 shares of our common stock at a public offering price of $4.00 per share. We granted the underwriter a 45-day option to purchase up to an additional 225,000 shares of our common stock at the public offering price, less underwriting discounts, solely to cover over-allotments, if any. On July 24, 2025, the underwriter fully exercised the over-allotment option, which closed simultaneously with the closing of the IPO. Our common stock commenced trading on the Nasdaq Capital Market on July 24, 2025 under the symbol “LHAI,” and the IPO closed on July 25, 2025. The total gross proceeds from the IPO, including the full exercise of the over-allotment option, were approximately $6.9 million, before deducting underwriting discounts and other offering expenses payable by us.

Artificial Intelligence Technological Revolution & Opportunities

Residential real estate is a massive offline market characterized by low efficiency, high labor consumption, and time-intensive processes. We believe the real estate sector is set to transition online and begin leveraging artificial intelligence. Consumers are shifting their spending online and demanding experiences powered by AI to enhance efficiency, certainty and speed. We believe consumers are increasingly becoming accustomed to the high efficiency of AI-generated services and now also expect to receive similar experiences in the realm of real estate.

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

Structural Inefficiencies

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

Home Buying & Selling Difficulties

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

Poor Experiences

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

Our Solution

Linkhome developed the real estate AI technology platform HomeGPT. For home buyers, Linkhome has built an on-demand, seamless, and artificial intelligence-driven home-buying experience. Unlike the traditional process mediated by real estate agents, Linkhome buyers can chat with our AI chatbot, HomeGPT, at their convenience using our app or website to answer home-buying questions, search for homes, learn about the home-buying process, book visits or virtual tours, calculate mortgage requirements and so on. We have also introduced AI-driven real estate solutions for our agents, such as home price prediction, bidding recommendations, investment advice, and on-demand assistance in generating contracts and processing documents for future real estate needs.

For buyers, our AI chatbot offers an interactive experience directly through our app or website. HomeGPT can interpret and respond to complex real estate inquiries, generating professional and precise answers that help our users gain deeper insights into the real estate buying process. The virtual assistance feature of HomeGPT assists buyers by scheduling visits, providing virtual tours, and calculating mortgage payments. Our AI tools can also be used to predict a competitive bid by using AI to generate accurate property valuations by quickly analyzing vast datasets, to include historical pricing, market trends and property characteristics.

For sellers, our agents can use HomeGPT to leverage our sophisticated AI algorithms to offer precise pricing advice, aiding home buyers in informed decision-making for pricing, marketing, and negotiations. Additionally, our generative AI technology enhances seller experiences by automatically crafting detailed property descriptions and introduction videos with minimal user input. For vacant properties, HomeGPT can simulate furnished interiors, which can significantly elevate the property’s appeal. By making targeted promotion and presentation, HomeGPT can help to ensure that listings reach the right buyers, leading to most of Linkhome’s sellers successfully closing deals within 45 days, thereby selling their homes more effectively and at reduced costs. HomeGPT can assist agents with the drafting and generation of contracts, reducing the time and effort required for administrative tasks increasing agent efficiency.

The goal of these technologies is to support our clients and enhance our productivity. We believe this will lead to being able to continuously provide better customer service at a lower cost. We are committed to constantly optimizing the performance and functionality of our technology to ensure that it not only meets current market demands, but also anticipates and adapts to future trends.

Fintech: Financial Innovation Cash Offer — Quick Home Purchase:    We believe, as we grow, Linkhome’s fintech product, Cash Offer, will significantly enhance the competitiveness of our clients’ offers, allowing them to secure their desired properties without merely relying on price competition. Compared to loan-based offers, most sellers prefer all-cash offers, as this enables sales to close more quickly. By offering Cash Offer, we believe our clients will be able to stand out among many offers, thus giving buyers who use our product more negotiation power and a stronger likelihood of purchasing their desired home at the right price.

Flash sell — A modern way to sell:    By selling to Linkhome, homeowners can avoid the stress of open houses, home repairs, overlapping mortgages, and the uncertainty that can come with listing a home on the open market. Using our mobile app and website, sellers can receive a competitive cash offer online. Post offer, we conduct a preliminary interior home inspection and a contact-free exterior assessment to verify the home data provided to the Company. If necessary, we will follow up with a licensed inspector for a more detailed home inspection. Sellers can then select their preferred closing date and sell to Linkhome, closing quickly.

Buy Before Sell:  For customers who are both selling and purchasing a home, we offer a “Buy Before Sell” service that enables them to purchase a new home before selling their existing property. Through collaboration with third-party financial institutions, Linkhome provides or facilitates access to financing that enables clients to acquire the new home and subsequently market and sell their prior property. This approach allows clients to avoid waiting for the sale of their existing home before purchasing a new one. The Buy Before Sell model is designed to provide homeowners with greater flexibility during the transition between homes, reduce the need for temporary housing and multiple moves, and allow clients to present stronger purchase offers when competing for desired properties.

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

One-stop seamless experience

We understand the complexity of real estate transactions; therefore, Linkhome aims to provide a one-stop solution, offering tailored financing through our Cash Offer service, bespoke renovation services, comprehensive property management, and extensive insurance options. Designed to simplify and expedite the home-buying journey, our integrated approach ensures clients navigate property transactions with ease, from initial purchase to ongoing management. By merging clarity, efficiency, and personalized support, Linkhome aims to transform real estate transactions into transparent, stress-free experiences, allowing clients to focus on the joy of finding their dream home.

Advantages and Competitive Edge

Our business model is designed to improve and streamline certain aspects of traditional real estate transactions. Linkhome’s main goal is to rapidly expand property sales by focusing on providing AI technology for house hunting and helping customers with investment analysis. Since our founding in 2021, we have been developing and leveraging the following key advantages of our platform, which we believe provide significant competitive advantages.

A purpose-built artificial intelligence housing search platform.

Our platform combines a comprehensive AI-powered home-finding experience with financial innovation, allowing us to control all key operational and transactional elements and promote a fast, simple, and consistent user experience.

A differentiated home buying experience.

We have developed a cash offer home purchase model to use cash to help customers compete for target properties faster and more cost-effectively. This gives people the confidence and trust they need to buy properties on our platform.

For buyers, our Cash Offer program is intended to improve the competitiveness of purchase offers by reducing financing-related contingencies. We typically charge a platform usage fee ranging from approximately 1% to 2% of the transaction value. In certain market conditions, this approach may help buyers compete more effectively and potentially reduce the need for higher bid prices.

For sellers, traditional home selling services require expenses such as repairs, renovations, listing fees, and 4 – 5% agent fees. These expenses can be substantial for sellers, and the waiting period to sell the home is uncertain. Using the Flash Sell, the home can be sold immediately, reducing the costs of repairs, renovations, and 4 – 5% listing agent fees, which can amount to 8 – 12% of the home’s price. We only charge a 5% service fee, saving sellers both time and money.

Currently, our funding for Cash Offer comes primarily from investments made by our CEO and shareholders. Following our initial public offering, we used, and may continue to use, a portion of the net proceeds from that offering to support the expansion of our Cash Offer program. We believe that these initiatives may contribute to revenue growth and improved profitability over time.

Proprietary financing technology.

We plan to offer differentiated financing solutions to enable clients to select their preferred financing method from hundreds of pre-approved down payment and monthly payment combinations and enable us to generate property finance receivables, often sold at a premium to third-party financing partners.

An efficient and engaging home selling experience.

Our proprietary APP software and artificial intelligence quick quotation system allow us to quote prices for users selling their homes predictably and efficiently. Customers do not need to wait several days and can quickly sell their properties to Linkhome. We believe we provide our customers with a unique home-selling experience. We believe this sets us apart from our competitors.

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

Highly scalable business model.

Currently, our operations are primarily focused in California. Over time, we intend to expand the scope of our business into additional geographic markets. We believe we have a highly scalable business model and can adapt our service offerings to cater to prevailing market and technology trends to maintain our competitive edge. Our business is predominantly generated through our online website and mobile application platforms, which allows us to expand rapidly into new markets in a quick and cost-efficient manner.

Our Growth Strategy

Our growth strategy is to innovate and execute on the following key strategic focuses:

●	Increase penetration in existing markets. We are presently focused on increasing our penetration and market share in existing market. As our recognition grows, we’ll attract more home buyers and sellers to transact through Linkhome.

●	Expand into new markets. Although our operations are currently concentrated in California, we believe there is a significant opportunity to expand our platform and services into major markets across the United States over time.

●	Increase our service offerings and become an “all-in-one” property platform. At present, we offer brokerage services, Cash Offer, and other services like property rental management, and home renovation services. In line with our focus on providing a seamless experience, however, we are in the process of creating a digital one-stop moving experience. We plan to add additional services over time to further simplify transactions and support our customers. These services include title insurance, escrow and mortgage services, home insurance, property management, and home maintenance services.

●	Continue to develop our artificial intelligence real estate platform to enhance user experience. We intend to continue developing our artificial intelligence–powered real estate platform to enhance the user experience. We plan to further advance our artificial intelligence technologies, improve the capabilities of our AI agents, and continue to enhance our platform and the solutions we provide to customers. To support these initiatives, we expect to increase our investment in research and development to strengthen our technological capabilities and expand our service offerings.

Marketing

Our marketing strategy employs a multi-channel approach aimed at efficient and low-cost growth while expanding our market footprint. We leverage AI algorithms to deploy ads targeting customer interests, significantly enhancing the precision of our customer targeting. This optimization of our marketing strategy includes advanced audience segmentation methodologies, improved targeting, and attribution. Additionally, we’ve incorporated broad-reach channels to responsibly scale our brand awareness.

Our marketing focus extends to several areas:

●	Social Media & Video Marketing: We engage in comprehensive digital marketing, utilizing platforms such as YouTube, Instagram, Facebook, and X (formerly known as Twitter) for both video and social media marketing. This approach allows us to engage audiences with visually compelling content and leverage the vast user bases of these platforms for broad visibility and engagement.

●	Paid-search Advertising: We partner with high-traffic search engines for paid-search advertising. We continuously adjust our bids on keywords and phrases and tweak our campaigns based on performance metrics.

●	Targeted-email Campaigns: Our email marketing efforts are enhanced by machine learning, enabling us to send targeted emails that recommend relevant new listings to homebuyers and sellers at critical moments in their journey with us.

●	Online and Offline Seminars: We organize online seminars to educate and engage with our audience, offering valuable insights and building trust. At our offices, we periodically conduct limited in-person seminars to provide customers with information and insights regarding the complex and competitive real estate market.

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

Our industry has rapidly evolved in recent years due to technological advances, changes in consumer preferences, and the introduction of new products. We anticipate that competition will intensify further with the emergence of new brokerage firms with AI-driven business models, as well as traditional brokerages adopting or developing new technologies or business strategies to enhance their offerings.

We believe we primarily compete based on:

●	Efficient AI online agent and chat capabilities;

●	Financial innovation services, such as Cash Offer, that help clients quickly secure offers;

●	Traffic to our website and mobile application;

●	Our ability to recruit and retain agents who can provide the best customer service;

●	The cost of our services and the price to consumers;

●	Consumer awareness of our services and the effectiveness of our marketing efforts; and

●	Innovation in artificial intelligence technology.

We believe that our customer-centric values and artificial intelligence technology, along with the application of financial innovations, set us apart from our competitors and give us a competitive edge in all of the above areas. Our provision of AI-driven home searches, data-driven decision-making support, and financial innovation in assisting users to purchase homes with cash offers further strengthen our position in the competitive landscape.

Government Regulation

We are subject to a wide variety of laws, rules, and regulations enforced by both governments and private organizations. Many of these rules and regulations are constantly evolving. If we are unable to comply with them, we could be subject to civil and criminal liabilities, revocation, or suspension of our licenses or other adverse actions. We may also be required to modify or discontinue some or all of our offerings, and our ability to grow our business and our reputation may be harmed.

ITEM 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before making any investment decision, you should consider carefully the following risks and other information in this Report, including our consolidated financial statements and related notes. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties that we are unaware of or that we believe are not material at the time could also materially adversely affect our business, financial condition or results of operations. In any case, the value of our Common Stock could decline, and you could lose all or part of your investment. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

Our business is highly dependent on macroeconomic and U.S. residential real estate market conditions, including those affecting the broader mortgage market. Deterioration of such conditions may have a negative impact on our rate of growth and potential to achieve or maintain profitability.

Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical, and affected by changes in general economic conditions beyond our control. Any of the following macroeconomic factors could adversely affect demand for residential real estate, result in falling home prices, and harm our business:

●	increased interest rates;

●	increased unemployment rates or stagnant or declining wages;

●	slow economic growth or recessionary conditions;

●	weak credit markets;

●	low consumer confidence in the economy or the U.S. residential real estate industry;

●	adverse changes in local or regional economic conditions in the markets that we serve;

●	fluctuations in local and regional home inventory levels;

●	constraints on the availability of mortgage financing, enhanced mortgage underwriting standards, or increased down payment requirements;

●	federal and state legislative, tax or regulatory changes that would adversely affect the U.S. residential real estate industry, including potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities that provide liquidity to the mortgage market, and limitations on the deductions of certain mortgage interest expenses;

●	increases in the exchange rate for the U.S. dollar compared to foreign currencies, causing U.S. real estate to be more expensive for foreign purchasers;

●	foreign regulatory changes or capital controls that would make it more difficult for foreign purchasers to withdraw capital from their home countries or purchase and hold U.S. real estate;

●	strength of financial institutions;

●	high levels of foreclosure activity in particular markets;

●	a decrease in home ownership rates;

●	general economic and real estate market conditions risks, related to our acquisition, ownership and subsequent selling of real property;

●	political uncertainty, changes in governmental policies, or shifts in the regulatory environment; or

●	acts of nature, such as hurricanes, earthquakes, and other natural disasters, as well as adverse environmental and climate changes that disrupt the local or regional real estate markets we serve.

We may not achieve or maintain profitability in the future.

We expect to continue to make future investments in developing and expanding our business, including technology, recruitment and training, marketing, and pursuing strategic opportunities. These investments may not result in increased revenue or growth in our business. Additionally, we may incur significant losses in the future for a number of reasons, including:

●	our inability to grow market share;

●	increased competition in the U.S. residential real estate industry;

●	changes in our commission rates;

●	our failure to realize our anticipated efficiency through our technology and business model;

●	failure to execute our growth strategies;

●	declines in the U.S. residential real estate industry; and

●	unforeseen expenses, difficulties, complications and delays, and other unknown factors.

Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

Our business is concentrated in certain geographic markets. Failing to grow in those markets or any disruptions in those markets could harm our business.

For 2024 and 2025, a substantial majority of our real estate revenue, respectively, was derived from our top markets, which consists primarily of major metropolitan areas in California. These markets are primarily major metropolitan areas, where home prices and transaction volumes are generally higher than other markets. Local and regional economic conditions in these markets differ materially from prevailing conditions in other parts of the United States. In addition, due to the higher home prices in these markets, our real estate revenue and gross margin is generally higher in these markets than in our smaller markets. Any overall or disproportionate downturn in demand or economic conditions in any of our largest markets, particularly if we are not able to increase revenue from our other markets, could result in a decline in our revenue and harm our business.

Our future market share gains may take longer than planned and cause us to incur significant costs.

We represent people buying and selling homes in California, in the future, we plan to expand to more markets in the United States. We have a limited operating history in many of these markets. Expanding our services in existing and new markets and increasing the depth and breadth of our presence imposes significant burdens on our marketing, compliance, and other administrative and managerial resources. Our plan to expand and deepen our market share in our existing markets and possibly expand into additional markets is subject to a variety of risks and challenges. These risks and challenges include the varying economic and demographic conditions of each market, competition from local and regional residential brokerage firms, variations in transaction dynamics, and pricing pressures. Additionally, our earlier markets typically have higher mean home prices than our more recent markets. In addition, many valuable markets have established residential brokerages with superior local referral networks, name recognition, and perceived local knowledge and expertise. If we cannot manage our expansion efforts efficiently, our market share gains could take longer than planned and our related costs could exceed our expectations. In addition, we could incur significant costs to seek to expand our market share, and still not succeed in attracting sufficient customers to offset such costs.

We expect our revenue and results of operations to fluctuate on a quarterly and annual basis.

Our revenue and results of operations are likely to vary significantly from period to period and may fail to match expectations as a result of a variety of factors, many of which are outside our control. The other risk factors discussed in this “Risk Factors” section may contribute to the variability of our quarterly and annual results. In addition, our revenue and results may fluctuate as a result of:

●	seasonal variances of home sales, which historically peak during the summer and are weaker during the first and fourth quarters of each year;

●	cyclical periods of slowdowns or recessions in the U.S. real estate market;

●	our ability to increase market share;

●	fluctuations in sale prices and transaction volumes in our top markets;

●	the price of homes bought or sold by Linkhome homebuyers and home sellers;

●	price competition;

●	volume of transactions in markets with a higher than average mean home price;

●	mix of transactions;

●	impairment charges associated with goodwill and other intangible assets;

●	the timing and success of new offerings by us and our competitors;

●	changes in local market conditions;

●	changes in interest rates and the mortgage and credit markets;

●	changes in federal, state, or local laws or taxes that affect real estate transactions or residential brokerage, title insurance, and mortgage insurance industries;

●	changes in multiple listing services, or MLS, or other rules and regulations affecting the residential real estate industry; and

●	any acquisitions of, or investments in, third-party technologies or businesses.

As a result of potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

Our business model and growth strategy depend on our ability to attract homebuyers and home sellers to our website and mobile application in a cost-effective manner.

Our success depends on our ability to attract homebuyers and home sellers to our website and mobile application in a cost-effective manner. Our website and mobile application are our primary channels for meeting customers. We rely on organic traffic generated from search engines and other unpaid sources to meet customers. We use a variety of media in our marketing efforts, including online and television advertising and social media, to drive traffic. We intend to continue to invest resources in our marketing efforts.

We are heavily dependent on digital marketing initiatives such as search engine optimization to improve our website’s search result ranking and generate new customer leads. We also rely on other marketing methods such as social media marketing, paid search advertising, and targeted email communications. Advertising platforms, such as Facebook, Google, and others, may raise their rates significantly, and we may choose to use alternative and less expensive channels, which may not be as effective at attracting homebuyers and home sellers to our website and mobile application. We also use video advertising, which may have significantly higher costs than other methods. In addition, we may be required to expand into or continue to invest in more expensive channels than those we are currently in, which could harm our business.

These marketing efforts may not succeed for a variety of reasons, including changes to search engine algorithms, ineffective campaigns across marketing channels, and limited experience in certain marketing channels like television. External factors beyond our control may also affect the success of our marketing initiatives, such as filtering of our targeted communications by email servers, homebuyers and home sellers failing to respond to our marketing initiatives, and competition from third parties. Any of these factors could reduce the number of homebuyers and home sellers to our website and mobile application. We also anticipate that our marketing efforts will become increasingly expensive as competition increases and we seek to expand our business in existing markets. Generating a meaningful return on our marketing initiatives may be difficult. If our strategies do not attract homebuyers and home sellers efficiently, our business and growth would be harmed. Even if we successfully increase revenue as a result of these efforts, that additional revenue may not offset the related expenses we incur.

We rely heavily on internet search engines and mobile application stores to direct traffic to our website and our mobile application, respectively.

We rely on Internet search engines, such as Google, Bing and Yahoo!, to drive traffic to our website and on mobile application stores, such as Apple iTunes Store and the Android Play Store, for downloads of our mobile application. The number of visitors to our website and mobile application downloads depends in large part on how and where our website and mobile application rank in Internet search results and mobile application stores, respectively. For example, when a user types a property address into an Internet search engine, we rely on that search engine to rank our webpages in the search results and to direct a user to the listing on our website. While we use search engine optimization to help our webpages rank highly in search results, maintaining our search result rankings is not within our control. Internet search engines frequently update and change their ranking algorithms, referral methodologies, or design layouts, which determine the placement and display of a user’s search results. In some instances, Internet search engines may change these rankings in order to promote their own competing services or the services of one or more of our competitors. Similarly, mobile application stores can change how they display searches and how mobile applications are featured. For instance, editors at the Apple iTunes Store can feature prominently editor-curated mobile applications and cause the mobile application to appear larger than other applications or more visibly on a featured list. Listings on our website and mobile application have experienced fluctuations in search result and mobile application rankings in the past, and we anticipate fluctuations in the future. If our website or listings on our website fail to rank prominently in Internet search results, our website traffic could decline. Likewise, a decline in our website and mobile application traffic could reduce the number of customers for our services.

Cyber-attacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition.

Threats to network and data security are constantly evolving and becoming increasingly diverse and sophisticated. Our products and services, as well as our servers and computer systems and those of third parties that we rely on, are subject to cybersecurity risks inherent to companies that process personal data. An increasing number of organizations have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks.

To that end, we employ robust security to defend against intrusion and attack of our systems, to protect our data and to resolve and mitigate the impact of any incidents. We also regularly educate our employees on these risks, and provide training to them to learn how to identify and respond to the same. Like most companies today, despite these efforts there is no way to fully remove the possibility of a cybersecurity incident from occurring and we, and third parties that we rely on, will likely experience cyber incidents in the future. Thus, in addition to the identified risk above, any additional future cyber incidents and resulting data breaches could result in substantial liability, regulatory actions, financial penalties, significant out of pocket costs, damage to our data and ability to do business, and reputational harm.

We and third parties that we rely on may experience cybersecurity incidents due to human error, malfeasance, system errors or vulnerabilities, or other issues. Actual or perceived cybersecurity incidents relating to our data or confidential information could subject us to regulatory investigations and orders, litigation, indemnity obligations, damages, penalties, fines and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations and other liabilities. Any such incident could also materially damage our reputation and harm our business, results of operations and financial condition. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will always be adequate for the liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all, especially depending on the facts of the situation and method of incident.

We may not be able to obtain and maintain accurate, comprehensive, or reliable data, because data suppliers may withdraw data that we have previously collected or withhold data from us in the future or we may fail to maintain and improve our methods and technologies, or anticipate new methods or technologies, for data collection, organization, and cleansing. As a result, we may experience reduced demand for our products and services and loss of customer confidence.

Our success depends on our users’ confidence in the depth, breadth, and accuracy of our data. The task of establishing and maintaining accurate data is challenging and expensive. The depth, breadth, and accuracy of our data differentiates us from our competitors. If our data, including the data we obtain from third parties and our data extraction, cleaning, and insights, are not current, accurate, comprehensive, or reliable, it would increase the likelihood of negative user experiences, which in turn would reduce the likelihood of users utilizing our app or website and harm our reputation, making it more difficult to obtain new users, which could have an adverse effect on our business, results of operations, and financial condition.

If we cannot obtain and provide to our customers comprehensive and accurate real estate listings quickly, or at all, our business will suffer.

Our ability to attract consumers to our website and mobile application is heavily dependent on our timely access to comprehensive and accurate real estate listings data. We get listings data primarily from MLS in the markets we serve. We also source listings data from public records, other third-party listing providers, and individual homeowners and brokers. Many of our competitors and other real estate websites also have access to MLS and other listings data, including proprietary data, and may be able to source listings data or other real estate information faster or more efficiently than we can. Since MLS participation is voluntary, brokers and homeowners may decline to post their listings data to their local MLS or may seek to change or limit the way that data is distributed. A competitor or another industry participant could also create an alternative listings data service, which may reduce the relevancy and comprehensive nature of the MLS. If MLS cease to be the predominant source of listings data in the markets that we serve, we may be unable to get access to comprehensive listings data on commercially reasonable terms, or at all, and we may be unable to provide timely listings to our customers.

If we do not comply with the rules, terms of service and policies of the MLS, our access to and use of listings data may be restricted or terminated and harm our business.

We must comply with the MLS’s rules, terms of service and policies to access and use its listings data. Each MLS that we belong to has adopted its own rules, terms of service, and policies governing, among other things, how MLS data may be used, and listings data must be displayed on our website and mobile application. These rules typically do not contemplate multi-jurisdictional online brokerages like ours and vary widely among markets. They also are in some cases inconsistent with the rules of other MLS such that we are required to customize our website, mobile application, or service to accommodate differences between MLS rules. Complying with the rules of each MLS requires significant investment, including personnel, technology and development resources, other resources, and the exercise of considerable judgment. If we are deemed to be noncompliant with an MLS’s rules, we may face disciplinary sanctions in that MLS, which could include monetary fines, restricting or terminating our access to that MLS’s data, or other disciplinary measures. The loss or degradation of this listings data could materially and adversely affect traffic to our website and mobile application, making us less relevant to consumers and restricting our ability to attract customers. It also could reduce agent and customer confidence in our services and harm our business.

Competition in the residential brokerage industry is intense and if we cannot compete effectively, our business will be harmed.

We face intense competition in each of the markets we serve. We compete primarily against other residential brokerages, which include operations affiliated with national or local brands and small independent brokerages. We also compete with a growing number of AI-based residential brokerages and others who operate with non-traditional real estate business models. Competition with brokerages is particularly intense in some of the densely populated metropolitan markets we serve. To capture and retain market share, we must compete successfully against other brokerages, not only for customers, but also for high-performing agents and other critical employees.

The residential brokerage industry has low barriers to entry for new participants, including other technology-driven brokerages that offer lower commissions than the traditional pricing model. We may change our pricing strategies in response to a number of factors, including competitive pressures or in response to transaction volume fluctuations in particular markets we serve. As competitors introduce new offerings that compete with ours or reduce their commission rates, we may need to change our pricing strategies to compete effectively. Any such changes, particularly in the top markets we serve, may affect our ability to compete successfully and harm our business.

Many of our brokerage competitors have substantial competitive advantages, such as longer operating histories, greater financial resources, stronger brand recognition, more management, sales, marketing and other resources, and extensive relationships with participants in the residential real estate industry, including third-party data providers such as MLS. Consequently, these brokerages may have an advantage in recruiting and retaining agents, attracting consumers, acquiring customers, and growing their businesses. They may be able to provide consumers with offerings that are different from or superior to those we provide. They may also be acquired by third parties with greater resources than ours, which would further strengthen and enable them to compete more vigorously or broadly with us. The success of our competitors could result in our loss of market share and harm our business.

Our revenue may not continue to grow at its recent pace, or at all.

Our revenue may not continue to grow at the same pace as it has over the past several years. We believe that our future revenue growth will depend, among other factors, on our ability to:

●	successfully expand and deepen our business and market share;

●	respond to seasonality and cyclicality in the real estate industry and the U.S. economy;

●	compete with the pricing and offerings of our competitors;

●	attract more customers to our website and mobile application;

●	successfully invest in developing technology, tools, features, and products;

●	maintain high levels of customer service;

●	maximize our agents’ productivity;

●	attract and retain high-quality agents;

●	successfully contract with high-quality partner agents; and

●	increase our brand awareness.

We may not be successful in our efforts to do any of the foregoing, and any failure to be successful in these matters could adversely affect our revenue growth. You should not consider our past revenue growth to be indicative of our future growth.

If we’re not able to deliver a rewarding experience on mobile devices, whether through our mobile website or mobile application, we may be unable to attract and retain customers.

Developing and supporting a mobile website and mobile application across multiple operating systems and devices requires substantial time and resources. We may not be able to consistently provide a rewarding customer experience on mobile devices and, as a result, customers we meet through our mobile website or mobile application may not choose to use our brokerage services, or those of our partner agents, at the same rate as customers we meet through our website.

As new mobile devices and mobile operating systems are released, we may encounter problems in developing or supporting our mobile website or mobile application for them. Developing or supporting our mobile website or mobile application for new devices and their operating systems may require substantial time and resources. The success of our mobile website and mobile application could also be harmed by factors outside our control, such as:

●	increased costs to develop, distribute, or maintain our mobile website or mobile application;

●	changes to the terms of service or requirements of a mobile application store that requires us to change our mobile application development or features in an adverse manner; and

●	changes in mobile operating systems, such as Apple’s iOS and Google’s Android, that disproportionately affect us, degrade the functionality of our mobile website or mobile application, require that we make costly upgrades to our offerings, or give preferential treatment to competitive websites or mobile applications.

Adverse developments in economic conditions could harm our business.

Our business is sensitive to general economic conditions that are outside our control. These conditions include interest rates, inflation, fluctuations in consumer confidence, fluctuations in equity and debt capital markets, availability of credit, and the strength of financial institutions, which are sensitive to changes in the general macroeconomic environment. A host of factors beyond our control could cause fluctuations in these conditions, including the political environment, disruptions in an economically significant geographic region, or equity or debt markets, acts or threats of war, or terrorism, any of which could harm our business.

Our growth may be limited due to historically low home inventory levels.

Traditionally, a “balanced” residential real estate industry requires enough homes on the market to satisfy six months of homebuyer demand. In recent years, home inventory has remained at historically low levels in many parts of the United States. Low inventory levels can harm our ability to attract customers, inflate home prices, increase competition for homes, increase our operating expenses because of home touring and offer-writing activities that do not result in closed home purchases, and reduce transaction volumes. As a result, our customers may be unable to complete a sufficient number of real estate transactions to sustain or grow our transaction volume and revenue.

We are, and expect in the future to become, subject to an increasing variety of federal, state and local laws and regulations, many of which are continuously evolving, which increases our compliance costs and could subject us to claims or otherwise harm our business.

We are currently subject to a variety of, and may in the future become subject to, additional, federal, state, and local laws that are continuously changing, including laws related to: the real estate, brokerage, title, and mortgage industries; mobile- and Internet-based businesses; and data security, advertising, privacy and consumer protection laws. For instance, we are subject to federal laws such as the Fair Housing Act of 1968, or FHA, and the Real Estate Settlement Procedures Act of 1974. These laws can be costly to comply with, require significant management attention, and could subject us to claims, government enforcement actions, civil and criminal liability, or other remedies, including revocation of licenses and suspension of business operations.

In some cases, it is unclear as to how such laws and regulations affect us based on our business model that is unlike traditional brokerages, and the fact that those laws and regulations were created for traditional real estate brokerages. If we are unable to comply with and become liable for violations of these laws or regulations, or if unfavorable regulations or interpretations of existing regulations by courts or regulatory bodies are implemented, we could be directly harmed and forced to implement new measures to reduce our liability exposure. It could cause our operations in affected markets to become overly expensive, time consuming, or even impossible. This may require us to expend significant time, capital, managerial, and other resources to modify or discontinue certain operations, limiting our ability to execute our business strategies, deepen our presence in our existing markets, or expand into new markets. In addition, any negative exposure or liability could harm our brand and reputation. Any costs incurred as a result of this potential liability could harm our business.

Further, due to the geographic scope of our operations and the nature of the services we provide, we may be required to obtain and maintain additional real estate brokerage, title insurance agency, and mortgage broker licenses in certain states where we operate. Additionally, if we enter new markets, we may be required to comply with new laws, regulations, and licensing requirements. As part of licensing requirements, we are typically required to designate individual licensees of record. We cannot assure you that we are, and will remain at all times, in full compliance with all real estate, title insurance, and mortgage licensing laws and regulations, and we may be subject to fines or penalties, including license revocation, for any non-compliance. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to transact business, or if we lose an existing license or are otherwise found to be in violation of a law or regulation, our business operations in that state may be suspended until we obtain the license or otherwise remedy the compliance issue.

Our failure to comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the jurisdictions in which we operate could adversely affect our business.

Linkhome, as a licensed real estate brokerage firm, and our agents are required to comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the markets where we operate. These laws and regulations contain general standards for and limitations on the conduct of real estate brokerages and agents, including those relating to licensing of brokerages and agents, fiduciary and agency duties, administration of trust funds, collection of commissions, advertising, and consumer disclosures. Under applicable laws and regulations, our agents, managing brokers, designated brokers, and other individual licensees have certain duties and are responsible for the conduct of real estate brokerage activities. If we or our agents fail to obtain or maintain the licenses and permits for conducting our brokerage business required by law or fail to conduct ourselves in accordance with the associated regulations, the relevant government authorities may order us to suspend relevant operations or impose fines or other penalties. There is no assurance that we will be able to obtain or renew these licenses in a timely manner, or at all.

Our fee-based service offerings may require additional real estate, mortgage, title, insurance, or other licenses, and failure to obtain or maintain such licenses could limit our growth, subject us to penalties, or force us to discontinue certain services.

We currently derive revenue from, and intend to expand, fee-based services such as mortgage referral, property management, title-related facilitation and other ancillary products. Many of these activities are governed by complex and continuously evolving federal, state and local laws, including licensing regimes administered by real estate commissions, departments of insurance and financial services regulators. We are not presently licensed to offer title insurance or certain other regulated services in any jurisdiction, and there is no assurance that we will be able to obtain or maintain the required approvals on a timely basis or at all. Operating without the appropriate licenses, or failing to comply with associated conduct requirements, could result in civil or criminal penalties, monetary fines, cease-and-desist orders, rescission of contracts, restitution to customers, reputational damage and the suspension or revocation of existing licenses. Any of these outcomes could impair our ability to grow our fee-based revenue streams and could materially and adversely affect our business and financial performance.

We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.

We are from time to time involved in, and may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business. We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage, or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies, damage awards, and penalties. Regardless of outcome, any such claims or actions could require significant time, money, managerial and other resources, result in negative publicity, and harm our business and financial condition. Such litigation and other proceedings may relate to:

●	violations of laws and regulations governing the residential brokerage, title, or mortgage industries;

●	employment law claims, including claims regarding worker misclassification;

●	compliance with wage and hour regulations;

●	privacy, cybersecurity incidents, and data breach claims;

●	intellectual property disputes;

●	consumer protection and fraud matters;

●	brokerage disputes such as the failure to disclose hidden property defects, as well as other claims associated with failure to meet our client legal obligations, or incomplete or inaccurate listings data;

●	claims that our agents or brokerage engage in discriminatory behavior in violation of the FHA;

●	liability based on the conduct of individuals or entities outside of our control, such as independent contractor partner agents or independent contractor associate agents;

●	disputes relating to our commercial relationships with third parties; and

●	actions relating to claims alleging other violations of federal, state, or local laws and regulations.

In addition, class action lawsuits, can often be particularly vexatious litigation given the breadth of claims, the large potential damages claimed, and the significant costs of defense. The risks of litigation become magnified and the costs of settlement increase in class actions in which the courts grant partial or full certification of a large class. Also, insurance coverage may be unavailable for certain types of claims and, even where available, insurance carriers may dispute coverage for various reasons, including the cost of defense. Further, such insurance may not be sufficient to cover the losses we incur.

Any failure to maintain, protect, and enhance our brand could hurt our ability to grow our business, particularly in markets where we have limited brand recognition.

Maintaining, protecting, and enhancing our brand is critical to growing our business, particularly in markets where we have limited brand recognition and compete with well-known traditional brokerages with longer histories and established community presence. This will partially depend on our ability to continue to provide high-value, customer-oriented, and differentiated services, and we may not be able to do so effectively. Enhancing and maintaining the quality of our brand may require us to make substantial investments, such as in marketing and advertising, technology, and agent training. If we do not successfully build and maintain a strong brand, our business could be harmed. In addition, despite these investments, our brand could be damaged from other events that are or may be beyond our control, such as litigation and claims, our failure to comply with local laws and regulations, and illegal activity such as phishing scams or cybersecurity attacks targeted at us, our customers, or others.

We are subject to an array of employment-related laws and regulations and failure to comply with these obligations could harm our business.

Our relationship with our employees is subject to various tax, wage and hour, unemployment, workers’ compensation, right to organize, anti-discrimination, workplace safety, and other employment-related laws. Each state has its own unique wage and hour laws, which have been the subject of growing litigation nationwide. In addition, federal and state regulatory authorities have increasingly challenged the classification of workers as independent contractors rather than as employees. Legislators have also proposed legislation to make it easier to reclassify independent contractors as employees, including legislation to increase recordkeeping requirements for employers of independent contractors, and to abolish safe harbors allowing certain individuals to be treated as independent contractors. Federal agencies and each state have their own rules and tests for determining the classification of workers, as well as whether employees meet exemptions from minimum wages and overtime laws. These tests consider many factors that also vary from state to state and have evolved based on case law, regulations, and legislative changes and frequently involve factual analysis as well. We may face significant penalties and damages if we are found to be noncompliant with any of these laws and regulations.

If our technology and development efforts are not successful, our business may be harmed.

We intend to continue investing significant resources in developing technology, tools, features, and products. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Moreover, technology development is inherently challenging and expensive, and the nature of development cycles may result in delays between the time we incur expenses and the time we make available new offerings and generate revenue, if any, from those investments. Anticipated customer demand for an offering we are developing could also decrease after the development cycle has commenced, and we would not be able to recoup substantial costs we incurred. In addition, there are many competitors in the markets we serve, including brokerages as well as non-brokerage real estate websites, and we may not be able to effectively compete both as a brokerage and a developer of technology. We cannot assure you that we will be able to identify, design, develop, implement, and utilize, in a timely and cost-effective manner, technologies necessary for us to compete effectively, that such technologies will be commercially successful, or that products and services developed by others will not render our offerings noncompetitive or obsolete. If we do not achieve the desired or anticipated customer acquisition and transaction efficiency leverage from our technology investments, our business may be harmed.

Our introduction of new services, and the expansion of existing services such as Cash Offer for customers and buying and selling homes directly, could fail to produce the desired or predicted results or harm our reputation.

From time to time, we develop new services. For example, in the third quarter of 2023, we began originating an underwritten cash offer service called Cash Offer for customers in California through our wholly owned subsidiary, Linkhome Realty Group. Using this service incurs additional transfer fees, increasing the cost of transactions. If the customer’s loan is not approved or approval times are delayed, or if for any reason the customer does not close on the transaction, it could cause customers to fail to complete a contemplated Cash Offer transaction, increasing the risk that Linkhome Realty Group would then own the property and need to re-list the contemplated property or sell it at a discount.

We plan in the future begin testing an experimental new service called Linkhome Flash Sale, where we buy homes directly from home sellers through a wholly owned subsidiary and resell them to homebuyers. Our estimates of what a home is worth and the algorithm we use to inform those estimates may not be accurate and we may pay more for homes than their resale value. In determining whether a particular property meets our purchase criteria, we make a number of additional assumptions, including the estimated time of possession, market conditions and proceeds on resale, renovation costs, and holding costs. These assumptions may not be accurate, particularly because properties vary widely in terms of quality, location, need for renovation, and property hazards. Unknown defects in any acquired properties may also affect their resale value. As a result, we may pay more to buy these properties than their resale value, and we may not be able to resell them as anticipated or at all. Homes that we own might suffer losses in value due to rapidly changing market conditions, natural disasters, or other forces outside our control.

We have limited experience operating businesses outside of our core brokerage and forecasting our revenue for any new service is inherently uncertain; our actual results may vary significantly from what we desire or predict. Additionally, our new services may fail to attract customers, reduce customer confidence in our services, undermine our customer-first reputation, create real or perceived conflicts of interest between us and our customers, expose us to increased market risks, subject us to claims related to undisclosed defects in homes that we sell, alleging that we have breached our duties to our customers, or result in other disputes with our customers. Any of these events could harm our reputation or mean that such new services will harm our business.

New services that we plan to introduce and implement may subject us to new laws and regulations.

From time to time, we may introduce and implement new services in highly regulated areas. For instance, our title and settlement services are subject to regulation by insurance and other regulatory authorities on the federal level and in each state in which we provide such services. Compliance with new and existing regulatory and compliance regimes is time consuming and may require significant time and effort, which may divert attention and resources from our other offerings.

Mortgage is subject to a wide array of stringent federal and state laws, regulations, and agency oversight. These include laws and regulations governing the relationship between us and mortgage lenders, the manner in which the Company conducts or may in the future conduct loan origination and servicing, the fees that it may charge, procedures relating to real estate settlement, fair lending, fair credit reporting, truth in lending, loan officer licensing, property valuation, escrow, payment processing, collection, foreclosure, and federal and state disclosure and licensing requirements, as they may be applicable to services that we currently or may in the future offer. The sharing, use, disclosure, and protection of information that Linkhome could collect in connection with the foregoing is governed by federal, state, and international laws regarding privacy and data security, all of which are constantly evolving. Changes to or a failure to comply with these laws and regulations could limit our ability to refer, originate or fund mortgage loans, require us to change our business practices, result in revocation or suspension of our licenses and subject us to significant civil and criminal penalties. Any such events could harm our business.

Homes that we own are also subject to federal, state, and local laws governing hazardous substances. These laws often impose liability without regard to whether the owner was responsible for, or aware of, the release of such hazardous substances. If we take title to a property, the presence of hazardous substances may adversely affect our ability to resell the property, and we may became liable to governmental entities or third parties for various fines, damages, or remediation costs.

If our current or future technology developments and service improvements do not meet customer or agent expectations, our business may be harmed.

Our technology-powered brokerage model is relatively new and unproven, and differs significantly from traditional residential brokerages. Our success depends on our ability to innovate and adapt our technology-powered brokerage to meet evolving industry standards and customer and agent expectations. We have expended, and expect to continue to expend, substantial time, capital, and other resources to understand the needs of customers and agents and to develop technology and service offerings to meet those needs. We cannot assure you that our current and future offerings will be satisfactory to or broadly accepted by customers and agents, or competitive with the offerings of other businesses. If our current or future offerings are unable to meet industry and customer and agent expectations in a timely and cost-effective manner, our business may be harmed.

We could be required to cease certain activities or incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

From time to time, we may receive claims from third parties, including our competitors, that our offerings or underlying technology infringe or violate that third party’s intellectual property rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. If we are sued by a third party that claims our technology infringes on its rights, the litigation (with or without merit) could be expensive, time-consuming, and distracting to management.

The results of such disputes or litigation are difficult to predict. The results of any intellectual property litigation to which we might become a party may require us to do one or more of the following:

●	cease offering or using technologies that incorporate the challenged intellectual property;

●	make substantial payments for judgments, legal fees, settlement payments, ongoing royalties, or other costs or damages;

●	obtain a license, which may not be available on reasonable terms or at all, to use the relevant technology; or

●	redesign our technology to avoid infringement.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us, such payments or costs could have an adverse effect on our business and financial results. Even if we were to prevail, such claims and proceedings could harm our business.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depends in part on our intellectual property. We primarily rely on a combination of patent, trademark, trade secret, and copyright laws, as well as confidentiality procedures and contractual restrictions with our employees, independent contractors and others to establish and protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our technology and methodologies.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market offerings similar to ours and our ability to compete effectively would be impaired. Moreover, others may independently develop technologies that are competitive to ours or infringe on our intellectual property. The enforcement of our intellectual property rights depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed. In addition, defending our intellectual property rights might entail significant expense and diversion of management resources. Any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and constantly changing. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing or misappropriating our intellectual property. Any intellectual property that we own may not provide us with competitive advantages or may be successfully challenged by third parties.

Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Litigation to protect and enforce our intellectual property rights could be expensive, time-consuming and distracting to management, and could ultimately result in the impairment or loss of portions of our intellectual property.

We employ third-party licensed technology, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would harm our business.

Our technology employs certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of our technology with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our technology depends on the successful operation of third-party software, any undetected errors or defects in the third-party software could prevent the deployment or impair the functionality of our technology, delay new offerings, result in a failure of our website or mobile application, and harm our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms, or at all.

Some aspects of our technology include open source software, and any failure to comply with the terms of one or more of these open source licenses could harm our business.

Our technology incorporates software covered by open source licenses. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our technology. If portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies or otherwise be limited in our use of such software, each of which could reduce or eliminate the value of our technologies and harm our business. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with use of open source software cannot be eliminated and, if such risks materialize, could harm our business.

Moreover, we cannot assure you that our processes for controlling our use of open source software will be effective. If we are held not to have complied with the terms of an applicable open source software license, we could be required to seek licenses from third parties to continue offering our services on terms that are not economically feasible, to re-engineer our technology to remove or replace the open source software, to discontinue the use of certain technology if re-engineering could not be accomplished on a timely basis, to pay monetary damages, to make generally available the source code for our proprietary technology, or to waive certain intellectual property rights, any of which could harm our business.

Responding to any infringement or other enforcement claim, regardless of its validity, could harm our business, results of operations, and financial condition, by, among other things:

●	resulting in time-consuming and costly litigation;

●	diverting management’s time and attention from developing our business;

●	requiring us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

●	requiring us to redesign certain components of our software using alternative non-infringing source technology or practices, which could require significant effort and expense;

●	disrupting our customer relationships if we are forced to cease offering certain services;

●	requiring us to waive certain intellectual property rights associated with our release of open source software, or contributions to third-party open source projects;

●	requiring us to disclose our software source code; and

●	requiring us to satisfy indemnification obligations.

Our business depends on third-party network and mobile infrastructure and on our ability to maintain and scale the technology underlying our offerings.

Our brand, reputation, and ability to attract homebuyers and home sellers and provide our offerings depend on the reliable performance of third-party network and mobile infrastructure. As the number of homebuyers and home sellers, agents, and listings shared on our website and mobile application and the extent and types of data grow, our need for additional network capacity and computing power will also grow. Operating our underlying technology systems is expensive and complex, and we could experience operational failures. If we experience interruptions or failures in these systems, whether due to system failures, computer viruses, physical or electronic break-ins, attacks on domain name servers or other third parties on which we rely, or any other reason, the security and availability of our services and technologies could be affected. Any such event could harm our reputation, result in a loss of consumers, customers and agents using our offerings, and cause us to incur additional costs.

Our website is hosted at a single facility, the failure of which would harm our business.

Our website is hosted at a single facility in Phoenix, Arizona. We do not currently have a back-up web hosting facility in a different geographic area. Should this facility experience outages or downtimes for any reason, including a natural disaster or some other event, such as human error, fire, flood, power loss, telecommunications failure, physical or electronic break-ins, terrorist attacks, acts of war, and similar events, we could suffer a significant interruption of our website and mobile application, which would harm our business. In addition, our website and mobile application could be interrupted even if this facility experiences temporary outages, which could also negatively affect our services and harm our business.

Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, and harm our business.

Global cybersecurity threats and incidents directed at us or our third-party service providers can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats. In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including our proprietary business information and intellectual property, and that of our customers, including personally identifiable information. Additionally, we rely increasingly on third-party providers to store and process data, and to communicate and work collaboratively. The secure processing, maintenance, and transmission of information are critical to our operations and we rely on the security procedures of these third-party providers. Although we employ comprehensive measures designed to prevent, detect, address, and mitigate these threats (including access controls, data encryption, vulnerability assessments, and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personally identifiable information of our customers) and the disruption of business operations. Any such compromises to our security, or that of our third-party providers, could cause customers to lose trust and confidence in us, and stop using our website and mobile application in their entirety. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers and business partners. We may also be subject to legal claims, government investigation, and additional state and federal statutory requirements.

Our software is highly complex and may contain undetected errors.

The software and systems underlying our technology and offerings are highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after their implementation. Our development and testing processes may not be sufficient to ensure that we will not encounter technical problems. Any inefficiencies, errors, technical problems, or vulnerabilities discovered in our software and systems after release could reduce the quality of our services or interfere with our agents’ and customers’ access to and use of our technology and offerings. This could result in damage to our reputation, loss of revenue or liability for damages, any of which could harm our business.

Changes in privacy or consumer protection laws could adversely affect our ability to attract customers and harm our business.

We collect information relating to our customers as part of our business and marketing activities. The collection and use of personal data is governed by privacy laws and regulations of the United States and other jurisdictions. Privacy regulations continue to evolve and, occasionally, may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs or adversely affect our ability to market our services and products and serve our customers. In addition, non-compliance with applicable privacy regulations by us, or a breach of security systems storing our data, may result in fines, payment of damages, or restrictions on our use or transfer of data.

In addition, we are subject to, and may become subject to additional, laws or regulations that restrict or prohibit use of emails, similar marketing or advertising activities or other types of communication that we currently rely on. Such laws and regulations currently include the CAN-SPAM Act of 2003 and similar laws adopted by a number of states to regulate unsolicited commercial emails; the U.S. Federal Trade Commission guidelines that impose responsibilities on companies with respect to communications with consumers; federal and state laws and regulations prohibiting unfair or deceptive acts or practices; and the Telephone Consumer Protection Act that limits certain uses of automatic dialing systems, artificial or prerecorded voice messages and SMS text messages. Any further restrictions under such laws that govern our marketing and advertising activities could adversely affect the effectiveness of our marketing and advertising activities or other customer communications. Furthermore, even if we can comply with existing or new laws and regulations, we may discontinue certain activities or communications if we become concerned that our customers or potential customers deem them intrusive or they otherwise adversely affect our reputation. If our marketing and advertising activities are restricted, our ability to attract customers could be adversely affected and harm our business.

If our promotional emails are not delivered and accepted, or are routed by email providers less favorably than other emails, our business may be harmed.

We rely on targeted email campaigns to generate customer interest in our products and services. If email providers implement new or more restrictive email delivery policies it may become more difficult to deliver emails to our customers. For example, certain email providers categorize commercial email as “promotional,” and direct such emails to a less readily-accessible section of a customer’s inbox. If email providers materially limit or halt the delivery of certain of our emails, or if we fail to deliver emails to customers in a manner compatible with email providers’, email handling or authentication technologies, our ability to generate customer interest in our offerings using email may be restricted, which could harm our business.

We rely on business data to make business decisions and drive our machine-learning technology, and errors or inaccuracies in such data may adversely affect our business decisions and the customer experience.

We regularly analyze business data to evaluate growth trends, measure our performance, establish budgets, and make strategic decisions. Much of this data is internally generated and calculated and has not been independently verified. While our business decisions are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring and interpreting the data, and we cannot be sure that the data, or the calculations using such data, are accurate. Errors or inaccuracies in the data could result in poor business decisions, resource allocation, or strategic initiatives. For instance, if we overestimate traffic to our website and mobile application, we may not invest an adequate amount of resources in attracting new customers. If we make poor decisions based on erroneous or inaccurate data, our business may be harmed.

We use our business data and proprietary algorithms to inform our machine learning, such as in the calculation of our HomeGPT. If customers disagree with us or if our HomeGPT fails to accurately reflect market pricing such that we are unable to attract homebuyers or help our customers sell their homes at satisfactory prices, or at all, customers may lose confidence in us, and our brand and business may be harmed.

We have integrated, and may continue to integrate in the future, AI in certain tools and features available on our platform. AI technology presents various operational, compliance, and reputational risks and if any such risks were to materialize, our business and results of operations may be adversely affected.

We have integrated artificial intelligence (“AI”) technologies in many of our tools and features available on our website and mobile application and in the tools that our agents use in their daily activities. We may continue to integrate AI technologies in new product or service offerings. Notwithstanding the use of AI in our application and with certain agent activities, we’ve yet to utilize AI within our financial reporting or internal control over financial reporting functions. Given that AI is a rapidly developing technology that is in its early stages of business use, it presents a number of operational, compliance and reputational risks. AI algorithms are currently known to sometimes produce unexpected results and behave in unpredictable ways (e.g., “hallucinatory behavior”) that can generate irrelevant, nonsensical, fictitious, deficient, offensive or factually incorrect content and results, which, if incorporated into our platform, may result in reputational harm to us and our agents and be damaging to our brand. Additionally, content, analyses or recommendations that are based on AI might be found to be biased, discriminatory or harmful. Data sets from which Large Language Models learn are at risk of poisoning or manipulation by bad actors, resulting in offensive or undesired output. Similarly, the data set could contain copyrighted material resulting in infringing output. AI output might present ethical concerns or violate current and future laws and regulations, including licensing laws and a variety of federal and state fair lending laws and regulations such as the Fair Housing Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, and the prohibition against engaging in Unfair, Deceptive, or Abusive Acts or Practices pursuant to the Dodd-Frank act.

We expect that there will continue to be new laws or regulations concerning the use of AI technology, which might be burdensome for us to comply with and may limit our ability to offer or enhance our existing tools and features or new offerings based on AI technology. Further, the use of AI technology involves complexities and requires specialized expertise. We may not be able to attract and retain top talent to support our AI technology initiatives. If any of the operational, compliance or reputational risks were to materialize, our business and results of operations may be adversely affected.

We may be subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in AI and machine learning technology may pose risks to us. Our use of AI could give rise to legal or regulatory action, create liabilities, or materially harm our business. While we aim to develop and use AI and machine learning technology responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. Further, as the technology is rapidly evolving, costs and obligations could be imposed on us to comply with new regulations.

We also could be exposed to the risks of machine learning technology if third-party service providers or any counterparties, whether or not known to us, also use machine learning technology in their business activities. We will not be in a position to control the use of such technology in third-party products or services. Use by third-party service providers could give rise to issues pertaining to data privacy, data protection, and intellectual property considerations.

Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products.

Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023, and beginning with Form 8-Ks on December 18, 2023. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management. The SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

There may be substantial financial penalties or fines for breach of privacy laws (which may include insufficient security for our personal or other sensitive information). Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our or our stockholders’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third-party vendors), or otherwise cause interruptions or malfunctions in our or our stockholders’ or our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our stockholders and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of stockholders.

Finally, there has been significant evolution and developments in the use of AI technologies. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time.

If we do not respond to technological innovations or changes or upgrade our technology systems, our growth prospects and results of operations could be adversely affected.

To remain competitive, we must continue to enhance and improve the functionality, features and security of our technology infrastructure. Infrastructure upgrades may require significant capital investment outside of the normal course of business. In the future, we will likely need to improve and upgrade our technology, database systems and network infrastructure to allow our business to grow in both size and scope. Without such improvements, our operations might suffer from unanticipated system disruptions, slow performance or unreliable service levels, any of which could negatively affect our ability to provide rapid customer service. We may face significant delays in introducing new services or developing new technologies. Moreover, if we do not keep pace with the rapid innovations and changes taking place in information technology in our industry, we could be at a competitive disadvantage. The proliferation of freely available information on the Internet, including advancements in areas such as AI, for example, has substantially increased the accessibility and transparency of information relating to residential real estate listings and transactions, which could change the way residential real estate transactions are conducted. Further, the rapid dissemination and increasing transparency of information, particularly for public companies, increases the risks to our business that could result from negative media or announcements about ethics lapses, improper behavior or other operational problems, which could lead clients to terminate or reduce their relationships with us. If competitors introduce new products and services using new technologies, our proprietary technology and systems may become less competitive, and our business may be harmed. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that our business will improve.

If we fail to effectively manage the growth of our operations, technology systems, and infrastructure to service customers and agents, our business could be harmed.

We have experienced rapid and significant growth in recent years that has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. For example, our employees and contractors increases. As we continue to grow, our success will depend on our ability to expand, maintain, and improve technology that supports our business operations, as well as our financial and management information systems, disclosure controls and procedures, internal controls over financial reporting, and to maintain effective cost controls. This requires us to commit substantial financial, operational and technical resources. Our ability to manage these efforts could be affected by many factors, including a lack of adequate staffing with the requisite expertise and training. If our operational technology is insufficient to reliably service our customers and agents, then the number of visitors to our website and mobile application could decrease, agents may not desire to work for us, our customer service and transaction volume could suffer, and our costs could increase. In addition, our reputation may be negatively affected. Any of these events could harm our business.

We depend on our senior management team to grow and operate our business, and if we are unable to hire, retain, manage, and motivate our key personnel, or if our new personnel do not perform as we anticipate, our business may be harmed.

Our future success depends on our continued ability to identify, hire, develop, manage, motivate, and retain qualified personnel, particularly those who have specialized skills and experience in technology fields and the residential brokerage industry. Further, we may not be able to retain the services of our key employees or other members of senior management in the future. In particular, we are highly dependent on Bill Qin, our Chief Executive Officer, who is critical to our business, consumer-focused mission, and strategic direction.

We do not have employment agreements other than offer letters with any employee, including our senior management team, and we do not maintain key person life insurance for any employee. Any changes in our senior management team may be disruptive to our business. If we fail to retain or effectively replace members of our senior management team, or if our senior management team fails to work together effectively and to execute our plans and strategies, our business could be harmed.

Our growth strategy also depends on our ability to expand our organization by attracting and retaining high-quality personnel, particularly agents and experienced technical personnel. Identifying, recruiting, training, integrating, managing, and motivating talented individuals will require significant time, expense, and attention. Competition for talent is intense, particularly in many major markets we serve. In particular, hiring for technical personnel is highly competitive in Irvine, California, where substantially all of our technical team is located. If we are unable to effectively attract and retain qualified personnel, our business could be harmed.

We depend heavily on the leadership, industry relationships and strategic vision of our Chief Executive Officer and other key personnel, and the loss of any of these individuals could disrupt our operations and harm our future prospects.

Our success to date has been largely attributable to the efforts and expertise of our Chief Executive Officer, Zhen “Bill” Qin, who founded the Company, holds approximately 45.85% of our voting securities and plays a central role in developing our artificial-intelligence platform, managing our Cash Offer program, and cultivating relationships with customers, investors and third-party service providers. We also rely on a limited number of highly skilled employees and independent contractor agents with specialized knowledge of real estate transactions and technology development. The loss of Mr. Qin, or of any other key personnel, could result in the loss of industry know-how, strategic relationships and institutional knowledge that would be difficult and time-consuming to replace. Competition for qualified executives, product engineers, data scientists and licensed real estate professionals is intense, and we may be unable to attract and retain suitable replacements on satisfactory terms. If we are unable to retain our existing leadership team and other critical personnel, or fail to recruit additional talent as our business scales, our growth strategy, operational execution and financial results could be materially and adversely affected.

Our dedication to our values and the customer experience may negatively influence our short-term financial results.

We have taken, and may continue to take, actions that we believe are in the best interests of customers and the long-term interests of our business, even if those actions do not necessarily maximize short-term financial results.

We may need to raise additional capital to grow our business and satisfy our anticipated future liquidity needs, and we may not be able to raise it on terms acceptable to us, or at all.

Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing services and technologies, and expanding our operating infrastructure. If cash on hand, cash generated from operations, and our existing capital resources are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital, potentially through debt or equity financings. We may not be able to raise needed cash on terms acceptable to us, or at all. Such financings may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the then-current market price per share of our common stock. The holders of new securities may also have rights, preferences, or privileges that are senior to those of existing stockholders. If new financing sources are required, but are insufficient or unavailable, we may need to modify our growth and operating plans and business strategies based on available funding, if any, which would harm our ability to grow our business.

We intend to evaluate acquisitions or investments in third-party technologies and businesses, but we may not realize the anticipated benefits from, and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.

As part of our business strategy, we evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses. We may be unable to identify suitable acquisition candidates in the future or to make these acquisitions on a commercially reasonable basis, or at all. Any transactions that we enter into could be material to our financial condition and results of operations. Such acquisitions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired technology, offerings, or personnel, or accurately forecast the financial effect of an acquisition transaction. The process of integrating an acquired company, business, technology, or personnel into our own company is subject to various risks and challenges, including:

●	diverting management time and focus from operating our business to acquisition integration;

●	disrupting our respective ongoing business operations;

●	customer and industry acceptance of the acquired company’s offerings;

●	our ability to implement or remediate the controls, procedures, and policies of the acquired company;

●	retaining and integrating acquired employees;

●	failing to maintain important business relationships and contracts;

●	liability for activities of the acquired company before the acquisition;

●	litigation or other claims arising in connection with the acquired company;

●	impairment charges associated with goodwill and other acquired intangible assets; and

●	other unforeseen operating difficulties and expenditures.

Our failure to address these risks or other problems we encounter with our future acquisitions and investments could cause us to not realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business.

We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives.

The Company is a reporting company under section 15(d) of the Exchange Act and therefore the Company is subject to the Sarbanes- Oxley Act of 2002. As a public company, particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishing and maintaining effective disclosure and financial controls and corporate governance practices. Our management and other personnel have limited experience operating a public company, which may result in operational inefficiencies or errors, or a failure to improve or maintain effective internal control over financial reporting and disclosure controls and procedures necessary to ensure timely and accurate reporting of operational and financial results. We may need to hire additional personnel, and our existing management team will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and divert management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and complying with applicable rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our Board.

Changes in applicable tax laws and regulations could adversely affect our business.

The tax treatment of our company is subject to changes in tax laws or regulations, tax treaties, or positions by the relevant authority regarding the application, administration, or interpretation of these tax laws and regulations. These factors, together with the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, and uncertainties regarding the geographic mix of earnings in any period, can affect our estimates of our effective tax rate and income tax assets and liabilities, result in changes in our estimates and accruals, and have a material adverse effect on our business results, cash flows, or financial condition. We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business, but such changes could potentially result in higher tax expense and payments, along with increasing the complexity, burden, and cost of compliance.

Catastrophic events may disrupt our business.

Natural disasters or other catastrophic events may damage or disrupt our operations, local and regional real estate markets, or the U.S. economy, and thus could harm our business. Our headquarters is located in Irvine, California, an earthquake-prone area. A natural disaster or catastrophic event in Irvine California could interrupt our engineering and financial functions and impair access to internal systems, documents, and equipment critical to the operation of our business. Many of the major markets we serve, such as the San Francisco Bay Area and Southern California, are also located in earthquake zones and are susceptible to natural disasters. Additionally, other significant natural disasters or catastrophic events in any of the major markets we serve could harm our business.

As we grow, the need for business continuity planning and disaster recovery plans will become increasingly important. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business could be harmed.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 1C. CYBERSECURITY

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

ITEM 2. PROPERTIES

We lease our principal executive offices located at 17901 Von Karman Avenue, Suite 450, Irvine, California (the “Lease”). The lease commenced on September 1, 2025 and will expire on February 28, 2029. The Lease Agreement contains standard commercial lease terms including but not limited to provisions regarding utilities, alterations, maintenance and repair, insurance and indemnification. We believe that our current leased property is in good condition and suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2025, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the Nasdaq Stock Market under the symbol “LHAI.”

Holders of Record

As of March 26, 2026, we had approximately 17 holders of record of our Common Stock. The number of beneficial owners may be substantially greater than the number of stockholders of record because our Common Stock may be held in “street name” by brokers, banks, and other financial institutions.

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

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with those statements. You should read the following discussion in conjunction with “Selected Historical Financial and Other Data” and our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, but not limited to, those described under “Risk Factors” and included in other portions of this Annual Report on Form 10-K.

This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our,” or the “Company” are to Linkhome Holdings Inc. and its subsidiary, except where the context requires otherwise.

Overview

Linkhome Holdings Inc. (“Linkhome,” “Linkhome Holdings,” the “Company,” “we,” “our,” or “us”) is a holding company incorporated in the State of Nevada on November 6, 2023. The Company conducts substantially all of its operations through its wholly owned subsidiary, Linkhome Realty Group, a California corporation (“Linkhome Realty”).

Headquartered in Irvine, California, the Company currently focuses on the California markets and is gradually expanding its operations into additional markets across the United States.

Linkhome is developing an artificial intelligence–enabled real estate services platform designed to improve the efficiency, transparency and accessibility of residential real estate transactions. Our platform integrates traditional real estate brokerage services with technology-driven tools that streamline property search, transaction coordination and related services for homebuyers and sellers.

Through our operating subsidiary, Linkhome Realty, we provide a range of real estate-related services, including residential real estate brokerage services, fintech-enabled services, property management services and mortgage advisory services. Our objective is to provide clients with a comprehensive service ecosystem that supports multiple stages of the real estate transaction lifecycle.

In addition, as part of our fintech initiatives, we operate a Cash Offer program designed to help homebuyers compete more effectively in competitive real estate markets by enabling them to present all-cash offers on properties. Under this program, the Company may temporarily acquire residential properties using its own capital and subsequently transfer those properties to the end buyer within a short period of time. We believe this program enhances our ability to attract clients and facilitates more efficient real estate transactions.

Historically, funding for the Cash Offer program primarily came from investments made by our Chief Executive Officer and other shareholders. Following our initial public offering in 2025, we expect to continue expanding the program using a combination of available capital, operating cash flows and other financing sources.

Our long-term strategy is to continue developing a technology-driven real estate platform that integrates artificial intelligence with real estate and financial services, enabling us to improve transaction efficiency, expand our service capabilities and support the long-term growth of our business.

Technology and AI Platform Strategy

We are developing an artificial intelligence–enabled real estate platform designed to enhance the efficiency, transparency and accessibility of residential real estate transactions. Our technology strategy focuses on integrating data, artificial intelligence and digital tools into the real estate transaction process to improve property discovery, transaction coordination and client engagement.

Our platform is designed to support multiple stages of the real estate transaction lifecycle, including property search, client matching, transaction management and related financial services. By leveraging artificial intelligence and data analytics, we aim to provide users with more relevant property information, improve transaction efficiency and enhance the overall customer experience.

Over time, we intend to expand the capabilities of our platform to include additional technology-enabled services, such as automated property analysis, intelligent client matching and digital transaction management tools. We believe that integrating technology with traditional real estate services will enable us to scale our operations more efficiently and strengthen our competitive position in the real estate market.

Our long-term objective is to build a technology-driven real estate platform that connects property search, brokerage services and financial services within a unified ecosystem. We believe this approach will enable us to create a more streamlined and transparent path to homeownership while supporting the long-term growth of our business.

Fintech-Enabled Cash Offer Program

In competitive housing markets, sellers often prefer offers that are not contingent on mortgage financing. As part of our fintech-enabled services, we operate a Cash Offer program designed to help clients present all-cash offers on residential properties, which may increase the likelihood that their offers are accepted.

Under this program, the Company may temporarily acquire a residential property using its own capital and subsequently transfer the property to the client once the client’s financing is finalized. These transactions are typically completed within a short time frame.

We believe our Cash Offer program represents a fintech-enabled solution within the residential real estate transaction process, providing several strategic benefits:

●	improves our clients’ competitiveness in fast-moving housing markets

●	enhances transaction efficiency for buyers and sellers

●	expands our ability to generate transaction-based revenue

●	strengthens client acquisition for our real estate services platform

Key Factors that Affect Our Results of Operations

●	Market Conditions: Fluctuations in the residential real estate market, including changes in housing supply, buyer demand, mortgage interest rates, and general economic conditions, can significantly affect our business. Periods of rising interest rates may reduce home affordability and transaction volumes, while periods of stronger economic growth and consumer confidence may increase housing demand.

●	Technology Development and AI Integration: We are investing in technology and artificial intelligence capabilities designed to enhance the real estate transaction process, including tools for property search, client engagement and transaction support. Our ability to effectively integrate technology into our services may influence our operational efficiency and long-term growth potential.

●	Client Preferences and Demands: Our Cash Offer program represents a key driver of our revenue growth. The volume of transactions completed through this program depends on market conditions, the availability of capital and the level of demand from homebuyers seeking to compete with cash offers in competitive housing markets.We continuously assess client feedback, market research and industry trends to improve our services.

●	Competitive Landscape: The residential real estate industry is highly competitive. We compete with traditional real estate brokerages as well as technology-enabled real estate platforms. Our ability to differentiate our services through technology, service quality and transaction efficiency is critical to maintaining and expanding our market position.

●	Economic Factors: We aim to continuously evaluate macroeconomic factors, such as GDP growth, employment rates, inflation, which can influence real estate market dynamics and consumer behavior. When GDP growth and employment rates are strong, we typically see higher consumer confidence and spending power. On the other hand, rising inflation can lead to increased interest rates, potentially reducing consumer buying power and making it more expensive for consumers to purchase homes.

●	Operational Efficiency: Real estate transactions involve multiple operational steps, including marketing, negotiation, escrow coordination and closing. Our ability to efficiently manage these processes, while leveraging technology to streamline workflows, is important to maintaining profitability and scaling our operations.

Related Party Transactions

Related Parties

The following individuals are considered related parties due to their roles and shareholding in the Company:

●	Haiyan Ma: The Company’s shareholder.

●	Zhen Qin: Chairman of the Board, Chief Executive Officer (“CEO”), and major shareholder. Zhen Qin is also a licensed real estate broker affiliated with the Company.

●	Na Li: Chief Financial Officer (“CFO”) and Director. Na Li is the spouse of Zhen Qin.

For the Years Ended December 31, 2025 and 2024

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

Real Estate Agency Service

For the year ended December 31, 2025, the Company provided real estate agency services to Na Li, assisting with the sale of one property. The Company earned $126,000 in real estate agency commission from Na Li but paid a referral fee of $28,440 to Haiyan Ma for introducing the buyer, resulting in net revenue of $97,560 recognized by the Company.

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

For the year ended December 31, 2024, the Company provided real estate agency services to two minority shareholders, assisting one shareholder with selling a property and the other shareholder with purchasing a property, for which the Company earned real estate agency commission of $15,550 in total.

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

Commission Expense

For the year ended December 31, 2025, the Company incurred commission expenses of $45,000 paid to Na Li in connection with real estate transactions. This amount was recorded in cost of revenues.

As of December 31, 2025 and 2024

Due to Related Party

On May 1, 2024, Zhen Qin lent $530,000 to the Company to support its operational needs. As of December 31, 2025, the Company had fully repaid the outstanding balance to Zhen Qin, resulting in no amount due to the related party. As of December 31, 2024, the Company had repaid $475,000 to Zhen Qin, leaving an outstanding balance of $55,000.

Selected Income Statement Items

Net Revenues

We derive our net revenues from (i) real estate purchases and sales made through Cash Offer, and (ii) real estate services including acting as real estate agency for buying and selling properties, property management, home renovation and mortgage referral services. The following table presents our net revenues by revenue stream for the periods presented:

	Years Ended December 31,
	2025		2024		Change
	Amount	%	Amount	%	Amount	%
Revenue from property purchases and sales through Cash Offer	$20,154,262	96.00%	$6,568,404	86.25%	$13,585,858	206.84%
Real estate service revenue
Real estate agency commission	657,914	3.13%	781,351	10.26%	(123,437)	(15.80)%
Property management service	35,148	0.17%	16,276	0.21%	18,872	115.95%
Home renovation service	82,769	0.39%	245,226	3.22%	(162,457)	(66.25)%
Mortgage referral fee	64,254	0.31%	4,050	0.05%	60,204	1,486.52%
Total real estate service revenue	840,085	4.00%	1,046,903	13.75%	(206,818)	(19.76)%
Total net revenues	$20,994,347	100.00%	$7,615,307	100.00%	$13,379,040	175.69%

Revenue from Property Purchases and Sales Through Cash Offer

In a competitive real estate market, a buyer who pays in cash is more likely to secure a property. To give buyers an edge in competitive markets, we offer the Cash Offer program to enable buyers to make all-cash offers on properties, even if they require financing. Through the Cash Offer program, we facilitate cash offers for clients and may temporarily acquire properties before transferring them to the clients within a short period of time. Our property purchases and sales through Cash Offer primarily involve residential properties.

Revenue from property purchases and sales through our Cash Offer program accounted for 96.00% and 86.25% of net revenues for the years ended December 31, 2025 and 2024, respectively. Our revenue from this program increased by $13,585,858, or 206.84%, from $6,568,404 for the year ended December 31, 2024 to $20,154,262 for the year ended December 31, 2025.

For the years ended December 31, 2025 and 2024, we completed 20 and 6 property transactions, respectively, through the Cash Offer program. The increase in revenue was primarily driven by the higher number of transactions and increased transaction volume. The average transaction price was approximately $1.02 million and $1.08 million for the years ended December 31, 2025 and 2024, respectively.

Real Estate Service Revenue

We offer comprehensive real estate services tailored to meet the diverse needs of our clients. Our real estate service revenue consists primarily of real estate agency commissions for buying and selling properties for clients, and revenue generated from property management, home renovation and mortgage referral services.

Real estate service revenue accounted for 4.00% and 13.75% of net revenues for the years ended December 31, 2025 and 2024, respectively. Real estate service revenue decreased by $206,818, or 19.76%, from $1,046,903 for the year ended December 31, 2024 to $840,085 for the year ended December 31, 2025, primarily due to decreases in real estate agency commissions and home renovation service revenue, partially offset by increases in property management and mortgage referral services.

Real estate agency commission revenue decreased by $123,437, or 15.80%, from $781,351 for the year ended December 31, 2024 to $657,914 for the year ended December 31, 2025. The decrease was primarily driven by a decrease in the number of real estate transactions and overall transaction volume. For the year ended December 31, 2025, we completed 22 real estate transactions with total transaction volume of approximately $29.5 million, compared to 46 transactions with total transaction volume of approximately $48.6 million for the year ended December 31, 2024. The average transaction price increased from approximately $1.06 million in 2024 to $1.34 million in 2025. Gross commissions were partially offset by client rebates, which were $169,946 and $208,125 for the years ended December 31, 2025 and 2024, respectively, representing approximately 20.53% and 21.03% of gross commissions for the respective periods.

Revenue from home renovation services decreased by $162,457, or 66.25%, from $245,226 for the year ended December 31, 2024 to $82,769 for the year ended December 31, 2025. The decrease was primarily attributable to a lower number of renovation projects. We completed three renovation projects in 2025, compared to 15 renovation projects in 2024.

Revenue from mortgage referral services increased by $60,204, or 1,486.52%, from $4,050 for the year ended December 31, 2024 to $64,254 for the year ended December 31, 2025. The increase was primarily driven by an increase in the number of mortgage referrals. We assisted 12 clients in securing mortgage loans in 2025, compared to one client in 2024.

Revenue from property management services increased by $18,872, or 115.95%, from $16,276 for the year ended December 31, 2024 to $35,148 for the year ended December 31, 2025. The increase was primarily attributable to growth in tenant placement services and the number of properties under ongoing property management. We completed 10 tenant placements in 2025, compared to nine tenant placements in 2024. In addition, the number of properties under ongoing property management increased to six properties as of December 31, 2025, compared to three properties as of December 31, 2024.

Cost of Revenues

Our cost of revenues consists primarily of (i) costs related to property purchases made through the Cash Offer program, which properties are subsequently sold to customers, and (ii) costs associated with real estate services, including commission expenses for real estate agents and renovation costs incurred for home renovation services.

We derive our cost of revenues from two revenue streams: (i) property purchases and sales through Cash Offer and (ii) real estate services. The following table presents our cost of revenues by revenue stream for the periods presented.

	Years Ended December 31,
	2025		2024		Change
	Amount	%	Amount	%	Amount	%
Cost of property purchases and sales through Cash Offer	$20,004,797	98.93%	$5,928,865	96.48%	$14,075,932	237.41%
Cost of real estate services	216,533	1.07%	216,061	3.52%	472	0.22%
Total cost of revenues	$20,221,330	100.00%	$6,144,926	100.00%	$14,076,404	229.07%

Cost of property purchases and sales through Cash Offer increased by $14,075,932, or 237.41%, from $5,928,865 for the year ended December 31, 2024 to $20,004,797 for the year ended December 31, 2025. The increase was primarily driven by a higher volume of Cash Offer transactions in 2025 compared to 2024.

Cost of real estate services remained relatively stable, increasing by $472, from $216,061 for the year ended December 31, 2024 to $216,533 for the year ended December 31, 2025. The change in cost of real estate services was primarily attributable to higher real estate agency service costs, partially offset by lower home renovation service costs. Real estate agency service costs increased from $12,926 in 2024 to $146,810 in 2025, primarily due to increased commission expenses associated with real estate agency transactions. In contrast, home renovation service costs decreased from $201,017 in 2024 to $69,724 in 2025, reflecting the lower number of renovation projects in 2025 compared to 2024.

Selling, General and Administrative Expenses

Our selling expenses primarily consist of staging, advertising and marketing costs, including online and offline marketing, photography and videography. We expect our selling expenses to increase in absolute amounts as we continue to expand our marketing activities; however, we expect selling expenses as a percentage of net revenues to remain relatively stable or decrease over time as our revenues grow.

Our general and administrative expenses primarily consist of professional service costs, payroll and payroll-related costs, rent and other overhead costs. As a public company, we expect to incur additional costs associated with regulatory compliance, legal, accounting and other professional services. While these costs may increase our general and administrative expenses in absolute amounts, we expect our general and administrative expenses as a percentage of net revenues to decrease over the long term as we continue to scale our operations and improve operating efficiency.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarized our consolidated results of operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	% of Revenues	2024	% of Revenues	Change	Percentage Change
Net revenues	$20,994,347	100.00%	$7,615,307	100.00%	$13,379,040	175.69%
Cost of revenues	20,221,330	96.32%	6,144,926	80.69%	14,076,404	229.07%
Gross profit	773,017	3.68%	1,470,381	19.31%	(697,364)	(47.43)%
Operating expenses
Selling expenses	34,141	0.16%	15,754	0.21%	18,387	116.71%
General and administrative expenses	662,444	3.16%	365,207	4.80%	297,237	81.39%
Total operating expenses	696,585	3.32%	380,961	5.01%	315,624	82.85%
Operating income	76,432	0.36%	1,089,420	14.30%	(1,012,988)	(92.98)%
Other income (expenses), net	49,775	0.24%	(1,832)	(0.02)%	51,607	(2,816.98)%
Income before income taxes	126,207	0.60%	1,087,588	14.28%	(961,381)	(88.40)%
Income tax expense	51,333	0.24%	309,352	4.06%	(258,019)	(83.41)%
Net income	$74,874	0.36%	$778,236	10.22%	$(703,362)	(90.38)%

Net Revenues

Net revenues for the years ended December 31, 2025 and 2024 were $20,994,347 and $7,615,307, respectively, representing an increase of $13,379,040, or 175.69%. This increase was primarily driven by a $13,585,858 increase in revenue from property purchases and sales through Cash Offer, partially offset by a $206,818 decrease in real estate service revenue. The growth in Cash Offer revenue was primarily attributable to a higher number of property transactions completed through the Cash Offer program in 2025 compared to 2024.

Cost of Revenues

	Years Ended December 31,
	2025	2024	Change	Percentage Change
Cost of property purchases and sales through Cash Offer	$20,004,797	$5,928,865	$14,075,932	237.41%
Cost of real estate services	216,533	216,061	472	0.22%
Total cost of revenues	$20,221,330	$6,144,926	$14,076,404	229.07%
As a percentage of net revenues	96.32%	80.69%

Cost of revenues for the years ended December 31, 2025 and 2024 was $20,221,330 and $6,144,926, respectively, representing an increase of $14,076,404, or 229.07%. The increase was primarily driven by higher costs associated with property purchases and sales through the Cash Offer program as the number and value of Cash Offer transactions increased significantly in 2025 compared to 2024. Cost of real estate services remained relatively stable, increasing slightly from $216,061 in 2024 to $216,533 in 2025.

Gross Profit and Gross Margin

	Years Ended December 31,
	2025		2024
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Property purchases and sales through Cash Offer	$149,465	0.71%	$639,539	8.40%
Real estate services	623,552	2.97%	830,842	10.91%
Total	$773,017	3.68%	$1,470,381	19.31%

Gross profit for the years ended December 31, 2025 and 2024 was $773,017 and $1,470,381, respectively, representing a decrease of $697,364, or 47.43%. The blended gross margin was 3.68% for the year ended December 31, 2025, compared to 19.31% for the year ended December 31, 2024. The decrease in gross margin was primarily attributable to lower margins on property purchases and sales through the Cash Offer program as the Company significantly increased transaction volume in 2025.

Gross profit from property purchases and sales through the Cash Offer program decreased to $149,465 in 2025, compared to $639,539 in 2024, primarily due to lower margins on these transactions. Gross profit from real estate services decreased from $830,842 in 2024 to $623,552 in 2025, primarily due to lower home renovation service revenue and lower real estate agency commission revenue.

Selling Expenses

Selling expenses for the years ended December 31, 2025 and 2024 were $34,141 and $15,754, respectively, representing an increase of $18,387, or 116.71%. The increase was primarily attributable to higher advertising and marketing expenditures as the Company continued to expand its marketing efforts to support the growth of its real estate transaction volume.

General and Administrative Expenses

The following table summarized our general and administrative expenses for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024	Change	Percentage Change
Legal and accounting expenses	$218,250	$99,363	$118,887	119.65%
Payroll expense	180,834	152,256	28,578	18.77%
Payroll tax expense	16,469	13,795	2,674	19.38%
Rent expenses	108,570	46,572	61,998	133.12%
Depreciation and amortization expenses	47,002	18,762	28,240	150.52%
Other general and administrative expenses	91,319	34,459	56,860	165.01%
Total general and administrative expenses	$662,444	$365,207	$297,237	81.39%
As a percentage of net revenues	3.16%	4.80%

General and administrative expenses for the years ended December 31, 2025 and 2024 were $662,444 and $365,207, respectively, representing an increase of $297,237, or 81.39%. The increase was primarily driven by higher legal and accounting expenses, rent expenses, payroll and payroll tax expenses, depreciation and amortization expenses, and other general and administrative expenses.

Legal and accounting expenses increased by $118,887, primarily due to additional costs associated with regulatory compliance, legal, accounting and other professional services following the Company’s initial public offering. Rent expenses increased by $61,998, primarily due to the Company relocating to a new office in 2025 with higher lease costs, as well as additional technology-related lease arrangements. Payroll and payroll tax expenses increased by $31,252, primarily due to the hiring of additional employees. Depreciation and amortization expenses increased by $28,240, primarily due to purchases of furniture, leasehold improvements, and the capitalization and amortization of internally developed software, including the Company’s website and mobile application. Other general and administrative expenses increased by $56,860, primarily due to higher administrative and operational costs associated with the expansion of the Company’s business activities.

Other Income (Expenses), Net

Other income (expenses), net was income of $49,775 for the year ended December 31, 2025, compared to expense of $1,832 for the year ended December 31, 2024. Other income in 2025 primarily consisted of interest income and other miscellaneous income, partially offset by interest expense and realized loss on trading securities. Other expenses in 2024 primarily consisted of interest expense, partially offset by credit card rebates and bank rewards.

Income Tax Expense

Income tax expense for the years ended December 31, 2025 and 2024 were $51,333 and $309,352, respectively, representing a decrease of $258,019, or 83.41%. The decrease in income tax expense was primarily attributable to lower net income before income taxes in 2025.

Net Income

Net income for the years ended December 31, 2025 and 2024 were $74,874 and $778,236, respectively, representing a decrease of $703,362, or 90.38%. The decrease in net income was primarily attributable to lower gross profit in 2025, partially offset by the increase in net revenues.

Liquidity and Capital Resources

Historically, the Company has funded its operations and working capital requirements primarily through operating cash flows, shareholder contributions and equity financing.

Our liquidity position improved significantly during 2025, primarily due to proceeds from the issuance of common stock in connection with our initial public offering. As of December 31, 2025, the Company had cash and cash equivalents of $7,018,931, compared to $1,670,949 as of December 31, 2024.

We believe that our current cash position and expected operating cash flows will be sufficient to meet our working capital and operating requirements for at least the next twelve months from the date of issuance of the consolidated financial statements.

However, as we continue to expand our business, including potential investments in technology development and real estate transaction activities, we may seek additional financing from time to time. Such financing may include equity financing, debt financing or other strategic funding sources.

Any financing involving the issuance of equity securities or securities convertible into equity could result in dilution to our existing stockholders.

Cash Flows For the Years Ended December 31, 2025 and 2024

As of December 31, 2025, we had cash and cash equivalents of $7,018,931, other current assets of $128,235, current liabilities of $2,082,601, net working capital of $5,064,565, and a current ratio of 3.43:1. As of December 31, 2024, we had cash and cash equivalents of $1,670,949, other current assets of $1,652,699, current liabilities of $944,447, net working capital of $2,379,201, and a current ratio of 3.52:1.

The following table presented a summary of our cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net cash provided by operating activities	$524,430	$694,655
Net cash used in investing activities	(927,726)	(3,513)
Net cash provided by financing activities	5,751,278	327,896
Net increase in cash and cash equivalents	5,347,982	1,019,038
Cash and cash equivalents, beginning of period	1,670,949	651,911
Cash and cash equivalents, end of period	$7,018,931	$1,670,949

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $524,430 for the year ended December 31, 2025, primarily derived from (i) net income of $74,874, adjusted for non-cash items including lease expense of $108,570, depreciation and amortization of $47,002, and a realized loss on trading securities of $2,651, partially offset by deferred tax benefit of $742, and (ii) net changes in operating assets and liabilities as of December 31, 2025 compared to December 31, 2024, primarily consisting of (a) an increase in other current liabilities of $1,040,459, (b) a decrease in real estate held for sale of $907,061, (c) an increase in accounts payable of $72,435, and (d) a decrease in prepaid expenses and other receivables of $9,712, partially offset by (a) a decrease in operating lease liabilities of $999,140, (b) an increase in long-term prepaid expenses of $617,625, (c) an increase in accounts receivable of $91,808, and (d) an increase in security deposits of $29,019.

Net cash provided by operating activities was $694,655 for the year ended December 31, 2024, primarily derived from (i) net income of $778,236, adjusted for non-cash items including lease expense of $45,347 and depreciation of $18,762, partially offset by a decrease in allowance for credit losses of $9,092; (ii) net changes in operating assets and liabilities as of December 31, 2024 compared to December 31, 2023, primarily consisting of (a) an increase in other current liabilities of $820,575 and (b) an increase in accounts payable of $4,597, partially offset by (a) an increase in real estate held for sale of $907,061, (b) a decrease in operating lease liabilities of $45,062, (c) an increase in accounts receivable of $8,676, and (d) an increase in prepaid expenses and other receivables of $2,971.

Net cash provided by operating activities was $524,430 for the year ended December 31, 2025, compared to $694,655 for the year ended December 31, 2024, representing a decrease in cash inflow of $170,225. This decrease was primarily due to (i) an increase in cash outflow of $954,078 on operating lease liabilities, (ii) an increase in cash outflow of $617,625 on long-term prepaid expenses, (iii) a decrease in cash inflow of $600,898 on net income adjusted for noncash items, (iv) a decrease in cash inflow of $83,132 on accounts receivable, and (v) an increase in cash outflow of $29,019 on security deposits, partially offset by (i) a decrease in cash outflow of $1,814,122 on real estate held for sale, (ii) a decrease in cash outflow of $219,884 on other current liabilities, (iii) a decrease in cash outflow of $67,838 on accounts payable, and (iv) a decrease in cash outflow of $12,683 on prepaid expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $927,726 for the year ended December 31, 2025, which primarily consisted of capitalized internally developed software and other intangible assets of $571,425, purchases of property and equipment of $303,650, purchases of trading securities of $274,718, and an investment under the cost method of $50,000, partially offset by proceeds from the sale of trading securities of $272,067.

Net cash used in investing activities was $3,513 for the year ended December 31, 2024, which primarily consisted of purchases of property and equipment of $2,064 and purchases of trademarks of $1,449.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $5,751,278 for the year ended December 31, 2025, which primarily consisted of proceeds from the issuance of common stock of $6,203,000 and proceeds from related party advances of $465,347, partially offset by repayments of related party advances of $520,347, payment of offering costs of $388,624, and repayments of auto loan principal of $8,098.

Net cash provided by financing activities was $327,896 for the year ended December 31, 2024, which primarily consisted of proceeds from equity financing of $980,000 and proceeds from related party advances of $880,000, partially offset by repayments of related party advances of $825,000, payment of offering costs of $699,499, and repayments of auto loan principal of $7,605.

Contractual Obligations

Our contractual obligations as of December 31, 2025 were as follows:

	1 Year or Less	More Than 1 Year	Total
Operating lease liabilities	$109,711	$266,282	$375,993
Auto loan payable	8,631	26,754	35,385
Total	$118,342	$293,036	$411,378

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025 and 2024.

Trend Information

Other than as disclosed elsewhere in this Annual Report on Form 10-K, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material effect on our revenue, income from operations, net income, liquidity, or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

Inflation

Inflation and rising interest rates have significantly influenced the economic environment, impacting our operations and financial performance. Monetary authorities, in response to heightened inflationary pressures, have raised interest rates, which has increased borrowing costs and reduced the availability of financing. These changes have directly affected the real estate market by making mortgages less affordable for potential homebuyers, leading to decreased demand for real estate. We continue to monitor inflation, monetary policy changes, and their potential adverse effects on our business. Despite these challenges, higher interest rates have reduced competition among buyers, which may create opportunities for certain buyers in the real estate market.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenue and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenue and expenses incurred during the financial reporting period. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe that the critical accounting policies disclosed in this Annual Report on Form 10-K reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. Further, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for emerging growth companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements contained in our subsequent filings with the SEC may not be comparable to other public companies.

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

Prior to November 17, 2023, the Company conducted real estate transactions through a licensed third-party brokerage firm. On November 17, 2023, Linkhome Realty obtained its own real estate broker license, allowing the Company to conduct brokerage transactions independently.

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

In addition, the Company collaborates with lending institutions and mortgage brokers to assist clients in seeking and securing mortgage services, and aiding clients in the process of obtaining loans or financing for property purchases. Revenue is recognized when the related loan transaction is completed and the Company becomes entitled to the referral fee.

Revenue from Property Purchases and Sales through Cash Offer

The Company’s revenue from purchases and sales through its Cash Offer program primarily consists of purchasing residential properties and subsequently reselling those properties to customers within a short period of time. Under the Cash Offer program, the Company may purchase residential properties using its own capital, with title transferred to Linkhome Realty, and subsequently resell the properties to customers. Both purchase and sales transactions go through an escrow company. The Company is the principal of these transactions and recognizes revenue and cost when the property purchased is sold and escrow is closed. This type of revenue does not contain a financing component due to there being no difference between the amount of promised consideration and the cash selling price of the promised goods or services, and the length of time between when the Company transfers the promised goods or services to the customer and when the customer pays for those goods is very short, usually within a few weeks or a few months.

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. There was no transition adjustment upon the adoption of CECL.

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

Accounts Receivable, Net

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for credit losses. The Company maintains allowances for credit losses for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment pattens and creditworthiness, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2025 and 2024, the Company had no allowances for credit losses.

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these assets for the years ended December 31, 2025 and 2024.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. For the years ended December 31, 2025 and 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires enhanced income tax disclosures, including additional information in the rate reconciliation and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Pending Adoption

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which is intended to improve disclosures about a public business entity’s expenses and provide more detailed information about the nature of expenses included in commonly presented expense captions, such as cost of revenues and selling, general and administrative expenses. The amendments require entities to disclose, in the notes to the financial statements, specified information about certain expense categories, including employee compensation, depreciation, and amortization, within relevant income statement captions. The amendments also require tabular disclosures of such disaggregated expense information, as well as qualitative descriptions of the remaining amounts not separately disaggregated.

In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date of ASU 2024-03. As clarified, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because we are a smaller reporting company and are not required to provide such report.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of March 26, 2026.

Name	Age	Position(s)
Executive Officers
Zhen “Bill” Qin	37	Chairman of the Board of Directors, Chief Executive Officer and Director
Na Li	41	Chief Financial Officer and Director
Yuan Gao	25	Chief Technology Officer
Non-Employee Directors
Xiaoyu Li(1)	47	Director
Minghui Sun(1)(2)(3)	32	Director
Xin Liu(1)(2)(3)	43	Director
Leung Tsz Kan	36	Director

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the nominating and corporate governance committee.

Executive Officers

Zhen “Bill” Qin serves as the Chief Executive Officer and Chairman of the Board of the Company. Since July 2021, he has also served as the Chief Executive Officer of the Company’s wholly owned subsidiary, Linkhome Realty Group. Mr. Qin currently holds management positions in several other companies, including Linkhome Inc. and Linkhome Mortgage Inc. These entities are currently inactive and do not have ongoing business operations or revenue. Mr. Qin holds a master’s degree from the University of California, Irvine. We believe that Mr. Qin’s deep understanding of the Company, together with his extensive experience in the real estate industry, qualifies him to serve as a member of our Board of Directors.

Na Li serves as the Chief Financial Officer and a member of the Board of Directors of the Company. Since July 2021, she has also served as the Chief Financial Officer of the Company’s wholly owned subsidiary, Linkhome Realty Group. Ms. Li completed the EMBA program at the University of California, Irvine. We believe that Ms. Li’s deep understanding of the Company, together with her experience in the real estate industry, qualifies her to serve as a member of our Board of Directors.

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

Non-Employee Directors

Minghui Sun has served as a member of our Board since the date of our Registration Statement. Ms. Sun has been the Chief Executive Officer of Qin Express since 2021. Before then, Ms. Sun served as Vice President of Meibao International Group. Ms. Sun earned her bachelor’s degree from Zhengzhou Huaxin University. Ms. Sun was selected to serve as a director due to her experience with marketing, branding and consumer insights.

Xin Liu has served as a member of our Board since the date of our Registration Statement. Mr. Liu has been the Chief Financial Officer of Tellus Power North America since January 2024. From December 2019 to December of 2023, he served as an accounting consultant at KBC. Prior to KBC, Mr. Liu was a Specialist in the U.S. Army. Mr. Liu earned a bachelor’s degree from San Francisco State University. Mr. Liu was selected to serve as a director due to his experience in executive leadership, business operations and corporate governance.

Xiaoyu Li has served as a member of our Board since December 2024. Mr. Li has been the Chief Executive Officer of Borderx Media LLC since November 2023. From July 2011 to November 2023, he served as President of Whitley International Co. Ltd. Mr. Li earned a bachelor’s degree from Dongbei University of Finance and Economics and a master’s degree from Clemson University. Mr. Li was selected to serve as a director due to his experience in ecommerce and social media marketing.

Leung Tsz Kan has served as a member of our Board since June 2025. Mr. Kan has been the Chief Executive Officer of J & C Tech Consultant Company Limited since June 2025. From 2017 to June 2025, Mr. Kan was Head of Corporate and Commercial Banking at OCBC Wing Hang Bank. From 2017 to 2019, Mr. Kan was Vice President of the Bank of Singapore. Mr. Kan earned a bachelor’s degree from Canterbury University in Business Administration in Finance and a bachelor’s degree in Accounting from The University of Hong Kong. Mr. Kan was selected to serve as a director due to his experience in executive leadership and finance.

Our Chief Executive Officer and our Chief Financial Officer, each of whom are also members of our Board, are married. There are no family relationships between any other officers or directors.

Codes of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of conduct is posted on the investor relations section of our website at https://ir.linkhome.com. The reference to our website address in our SEC filings does not include or incorporate by reference the information on our website into this Annual Report. We intend to disclose future amendments to certain provisions of our code of conduct, or waivers of these provisions, on our website or in public filings to the extent required by the applicable rules and exchange requirements.

Board of Directors Composition

Our Board currently consists of six members. Our Board has determined three of our directors are independent directors in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Each of our current directors will continue to serve until the election and qualification of his or her successor, or his or her earlier death, resignation or removal.

Director Independence

Our common stock is listed on the Nasdaq Capital Market under the symbol “LHAI.” Under the rules of Nasdaq, independent directors must compose a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. We satisfy the audit committee independence requirements of Rule 10A-3.

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

Committees of the Board of Directors

Our Board has an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which has the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our Board. As required by the Nasdaq Listing Rules, our audit committee and compensation committee operate under a charter approved by our Board. Copies of the audit committee and compensation committee charters are posted on the investor relations section of our website at https://ir.linkhome.com.

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

Compensation Committee

Our compensation committee is comprised of Minghui Sun and Xin Liu. Minghui Sun is the chairperson of our compensation committee. Our compensation committee is responsible for, among other things:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is comprised of Minghui Sun and Xin Liu. Xin Liu is the chairperson of our nominating and corporate governance committee. Our nominating and corporate governance committee is responsible for, among other things:

●	identifying and recommending candidates for membership on our Board;

●	reviewing and recommending changes to our corporate governance guidelines and policies;

●	overseeing the process of evaluating the performance of our Board; and

●	assisting our Board on corporate governance matters.

Item 11. Executive Compensation.

Introduction

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section discusses the material components of the executive compensation program for our named executive officer (“NEO”) for the fiscal years ended December 31, 2025 (“Fiscal Year 2025”) and December 31, 2024 (“Fiscal Year 2024”), its Chief Executive Officer Zhen “Bill” Qin. Mr. Qin was the only executive officer of the Company serving in Fiscal Year 2025 and Fiscal Year 2024 whose compensation is required to be reported under SEC rules.

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

●	Base Salary. Our NEO is paid a base salary commensurate with the executive’s skill set, experience, performance, role and responsibilities. Under Mr. Qin’s offer letter, he was eligible to receive $3,000 per month in base salary. Mr. Qin received $36,000 in total base salary payments for Fiscal Year 2025 .

●	Short-Term Cash Incentives. During Fiscal Year 2025 , Mr. Qin did not receive any sales commission.

●	Long-Term Equity Incentives. During Fiscal Year 2025 , the Company did not grant any incentive equity awards to Mr. Qin.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by and paid to the Company’s NEO, Mr. Qin, for services rendered to the Company Group in all capacities in its Fiscal Year 2025 and Fiscal Year 2024 .

Name and Principal Position	Year(1)	Salary ($)	Total ($)
Zhen “Bill” Qin	2025	$36,000	$36,000
Chief Executive Officer	2024	$36,000	$36,000

(1)	The amounts reported as salary represent base salary payments and sales commissions for service.

Narrative Disclosure to the Summary Compensation Table

Employee Benefits

The Company Group does not currently maintain any employee benefits for its employees, including Mr. Qin.

Agreements with our NEO

Bill Qin is a party to an employment agreement with Linkhome Realty, dated July 20, 2021 (the “Qin Employment Agreement”), under which he serves as Chief Executive Officer of Linkhome Realty. The Qin Employment Agreement provides for base salary of $3,000 per month, eligibility for certain employee benefits once adopted by the Company and certain confidentiality covenants that apply during and after employment.

Outstanding Equity Awards at 2025 Fiscal Year-End

Mr. Qin did not have any outstanding incentive equity awards as of December 31, 2025 .

Potential Payments Upon Termination or Change in Control

Mr. Qin is eligible for two weeks of salary continuation following a termination by the Company of his employment and the Qin Employment Agreement. Mr. Qin is not eligible for any other potential payments upon any form of termination or resignation of employment or a change in control of the Company if such event took place on December 31, 2025 or at any other point during Fiscal Year 2025 .

Director Compensation

As of December 31, 2025, the Company’s non-employee directors, Xin Liu and Minghui Sun, each received compensation of $3,000 per quarter for their service on the Board of Directors. The Company’s other non-employee directors did not receive any compensation for their service as directors during the fiscal years ended December 31, 2025 and 2024, and none held any outstanding equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

	Beneficial Ownership Prior to this Offering		Beneficial Ownership After this Offering
Name and Address of Beneficial Owner†	Number	Percent	Number	Percent
Directors and Named Executive Officers:
Zhen “Bill” Qin(1)	5,070,000	31.24%	5,070,000	31.24%
Na Li(2)	30,000	0.18%	30,000	.18%
Yuan Gao	0	0%	0	0%
Xiaoyu Li	0	0%	0	0%
Minghui Sun	0	0%	0	0%
Xin Liu	0	0%	0	0%
Leung Tsz Kan	0	0%	0	0%
All executive officers and directors as a group (7 persons)	5,100,000	31.42%	5,100,000	31.42%
Other 5% Stockholders:
Haiyan Ma(3)	1,800,000	11.09%	1,800,000	11.09%
Rapid Deals Inc.(4)	1,200,000	7.39%	1,200,000	7.39%

†	Unless otherwise indicated the business address for each of the individuals is 17901 Von Karman Ave, Ste 450, Irvine, CA

*	Represents beneficial ownership of less than one percent.

(1)	Mr. Qin may also be deemed to indirectly beneficially own 30,000 shares of common stock held by his spouse. Mr. Qin disclaims beneficial ownership of the shares held by his spouse except to the extent of his pecuniary interest therein.

(2)	Ms. Li may also be deemed to indirectly beneficially own 5,070,000 shares of common stock held by her spouse. Ms. Li disclaims beneficial ownership of the shares held by her spouse except to the extent of her pecuniary interest therein.

(3)	The address of Haiyan Ma is 221 Culture, Irvine, CA 92618.

(4)	The address of Rapid Deals Inc. is 1040 Walnut Ave., Pomona, CA 91766.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2025, there has not been any transaction or series of similar transactions in which we were or are to be a participant, in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of more than five percent of any class of our capital stock, or any immediate family member of or person sharing the household with any of the foregoing persons, had or will have a direct or indirect material interest, except for the executive officer and director compensation arrangements described above under “Management — Non-Employee Director Compensation” and “Executive Compensation,” and the following:

Related Parties

The following individuals are considered related parties due to their roles and shareholding in the Company:

●	Haiyan Ma: The Company’s shareholder.

●	Zhen Qin: Chairman of the Board, Chief Executive Officer (“CEO”), and major shareholder. Zhen Qin is also a licensed real estate broker affiliated with the Company.

●	Na Li: Chief Financial Officer (“CFO”) and Director. Na Li is the spouse of Zhen Qin.

For the Years Ended December 31, 2025 and 2024

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

Real Estate Agency Service

For the year ended December 31, 2025, the Company provided real estate agency services to Na Li, assisting with the sale of one property. The Company earned $126,000 in real estate agency commission from Na Li but paid a referral fee of $28,440 to Haiyan Ma for introducing the buyer, resulting in net revenue of $97,560 recognized by the Company.

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

For the year ended December 31, 2024, the Company provided real estate agency services to two minority shareholders, assisting one shareholder with selling a property and the other shareholder with purchasing a property, for which the Company earned real estate agency commission of $15,550 in total.

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

Commission Expense

For the year ended December 31, 2025, the Company incurred commission expenses of $45,000 paid to Na Li in connection with real estate transactions. This amount was recorded in cost of revenues.

As of December 31, 2025 and 2024

Due to Related Party

On May 1, 2024, Zhen Qin lent $530,000 to the Company to support its operational needs. As of December 31, 2025, the Company had fully repaid the outstanding balance to Zhen Qin, resulting in no amount due to the related party. As of December 31, 2024, the Company had repaid $475,000 to Zhen Qin, leaving an outstanding balance of $55,000.

Item 14. Principal Accountant Fees and Services.

The firm of Simon & Edward, LLP acts as our independent registered public accounting firm.

Audit Fees. During the year ended December 31, 2025, fees for professional services rendered by our independent registered public accounting firm in connection with the audit of our annual financial statements and the reviews of our quarterly financial statements were approximately $68,000.

Audit-Related Fees. During the period from January 1, 2025 through December 31, 2025, $0 fees for assurance and related services fees to the performance of the audit or review of financial statements amounts to $0 .

Tax Fees. During the period from January 1, 2025 through December 31, 2025, Simon & Edward, LLP did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees. During the period from January 1, 2025 through December 31, 2025, there were $205.50 provided, other than those set forth above.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) Exhibits.

Exhibit Number	Exhibit Title
3.1*	Amended and Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
3.2*	Bylaws, (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
4.1*	Form of Representative’s Warrants, (incorporated by reference to Exhibit 4.2 to the Post-Effective Amendment No.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on January 13, 2025).
4.2**	Description of Securities
10.1*	Form of Indemnification Agreement, (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
10.2#*	Employment Agreement, dated as of July 20, 2021, between Linkhome Realty and Zhen Qin, (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
10.3#*	Employment Agreement, dated as of July 20, 2021, between Linkhome Realty and Na Li, (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
10.4#*	Employment Agreement, dated as of June 1, 2023, between Linkhome Realty and Yuan Gao, (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
10.5*	Lease, by and between The Irvine Company LLC and Goldman Realty & Mortgage Inc., dated July 31, 2023, (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
10.6*	Form of Subscription Agreement, (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
10.7†*	California Residential Purchase Agreement, (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
14.1*	Code of Ethics, (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
19.1*	Trading Policy, (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 333-280379), filed with the Securities and Exchange Commission on March 27, 2025).
21.1*	List of Subsidiaries, (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-280379), filed with the Securities and Exchange Commission on June 21, 2024).
24.1	Power of Attorney (included on the signature page of the Registration Statement on Form S-1 (File No. 333-280379) as filed with the Commission on June 21, 2024).
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Policy on Recoupment of Incentive Compensation, (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 333-280379), filed with the Securities and Exchange Commission on March 27, 2025).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed.

**	Filed or furnished herewith.

†	Certain of the schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

#	Certain private and immaterial portions of the agreement have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of any redacted information will be furnished to the SEC upon request.

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

LINKHOME HOLDINGS INC.

March 26, 2026	By:	/s/ Zhen Qin
Zhen Qin
Chairman of the Board and Chief Executive Officer

Name	Title	Date

/s/ Zhen Qin	Chairman of the Board and Chief Executive Officer	March 26, 2026
Zhen Qin	(Principal Executive Officer)

/s/ Na Li	Chief Financial Officer and Director	March 26, 2026
Na Li	(Principal Financial and Accounting Officer)

/s/ Xiaoyu Li	Director	March 26, 2026
Xiaoyu Li

/s/ Minghui Sun	Director	March 26, 2026
Minghui Sun

/s/ Xin Liu	Director	March 26, 2026
Xin Liu

/s/ Leung Tsz Kan	Director	March 26, 2026
Leung Tsz Kan

LINKHOME HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Linkhome Holdings Inc.

Opinion on the Consolidated financial statements

We have audited the accompanying consolidated balance sheets of Linkhome Holdings Inc. and its subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Rowland Heights, CA

March 26, 2026

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	December 31,
	2025	2024

Assets

Current Assets
Cash and cash equivalents	$7,018,931	$1,670,949
Accounts receivable	109,968	18,160
Real estate held for sale	-	907,061
Prepaid expenses and other receivables	18,267	27,979
Deferred IPO costs	-	699,499
Total Current Assets	7,147,166	3,323,648

Noncurrent Assets
Property and equipment, net	335,540	70,771
Operating lease right-of-use assets, net	1,265,993	29,410
Intangible assets, net	564,753	1,449
Deferred tax assets, net	742	-
Investment under cost method	50,000	-
Long-term prepaid expenses, net	617,625	-
Security deposits	33,254	4,235
Total Noncurrent Assets	2,867,907	105,865
Total Assets	$10,015,073	$3,429,513

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$93,735	$21,300
Auto loan payable, current	8,631	8,102
Operating lease liabilities, current	109,711	29,980
Other current liabilities	1,870,524	830,065
Due to related party	-	55,000
Total Current Liabilities	2,082,601	944,447

Noncurrent Liabilities
Auto loan payable, noncurrent	26,754	35,381
Operating lease liabilities, noncurrent	266,282	-
Total Noncurrent Liabilities	293,036	35,381
Total Liabilities	2,375,637	979,828

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and 2024	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 16,230,000 and 14,505,000 shares issued and outstanding at December 31, 2025 and 2024, respectively	16,230	14,505
Paid-in capital	6,389,842	1,276,690
Retained earnings	1,233,364	1,158,490
Total Stockholders’ Equity	7,639,436	2,449,685
Total Liabilities and Stockholders’ Equity	$10,015,073	$3,429,513

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Years Ended December 31,
	2025	2024
Net Revenues (including $97,560 and $4,858,056 from related parties for the years ended December 31, 2025 and 2024, respectively)	$20,994,347	$7,615,307
Cost of Revenues	20,221,330	6,144,926
Gross Profit	773,017	1,470,381

Operating Expenses
Selling expenses	34,141	15,754
General and administrative expenses	662,444	365,207
Total Operating Expenses	696,585	380,961
Operating Income	76,432	1,089,420

Other Income (Expenses)
Interest income	19,995	-
Interest expense	(4,892)	(3,115)
Realized loss on trading securities	(2,651)	-
Other income, net	37,323	1,283
Total Other Income (Expenses), Net	49,775	(1,832)
Income before Income Taxes	126,207	1,087,588
Income Tax Expense	51,333	309,352
Net Income	$74,874	$778,236
Earnings per Share – Basic and Diluted	$0.00	$0.05
Weighted Average Number of Common Stock Outstanding – Basic and Diluted	15,216,699	14,357,377

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred stock		Common stock		Additional paid-in	Retained	Total stockholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	equity
Balance at December 31, 2023	-	$-	13,500,000	$13,500	$297,695	$380,254	$691,449
Common shares issued for equity financing	-	-	1,005,000	1,005	978,995	-	980,000
Net income	-	-	-	-	-	778,236	778,236
Balance at December 31, 2024	-	$-	14,505,000	$14,505	$1,276,690	$1,158,490	$2,449,685
Issuance of common stock	-	-	1,725,000	1,725	5,113,152	-	5,114,877
Net income	-	-	-	-	-	74,874	74,874
Balance at December 31, 2025	-	$-	16,230,000	$16,230	$6,389,842	$1,233,364	$7,639,436

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net Income	$74,874	$778,236
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss on trading securities	2,651	-
Change in allowance for credit losses	-	(9,092)
Depreciation and amortization	47,002	18,762
Lease expense	108,570	45,347
Deferred tax assets	(742)	-
Changes in operating assets and liabilities:
Accounts receivable	(91,808)	(8,676)
Real estate held for sale	907,061	(907,061)
Prepaid expenses and other receivables	9,712	(2,971)
Long-term prepaid expenses	(617,625)	-
Security deposits	(29,019)	-
Accounts payable	72,435	4,597
Other current liabilities	1,040,459	820,575
Payment of lease liabilities	(999,140)	(45,062)
Net Cash Provided by Operating Activities	524,430	694,655

Cash Flows from Investing Activities
Purchase of trading securities	(274,718)	-
Proceeds from sale of trading securities	272,067	-
Purchase of property and equipment	(303,650)	(2,064)
Capitalized intangible assets	(571,425)	(1,449)
Investment under cost method	(50,000)	-
Net Cash Used in Investing Activities	(927,726)	(3,513)

Cash Flows from Financing Activities
Repayments of auto loan payable	(8,098)	(7,605)
Proceeds from related party dues	465,347	880,000
Repayments of related party dues	(520,347)	(825,000)
Proceeds from issuance of common stock	6,203,000	980,000
Payment of offering costs	(388,624)	(699,499)
Net Cash Provided by Financing Activities	5,751,278	327,896
Net Increase in Cash and Cash Equivalents	5,347,982	1,019,038

Cash and Cash Equivalents, Beginning of Period	1,670,949	651,911
Cash and Cash Equivalents, End of Period	$7,018,931	$1,670,949

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$4,892	$3,115
Cash Paid for Income Taxes	$62,674	$4,120

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business

Linkhome Holdings Inc. (“Linkhome”, “Linkhome Holdings”, or the “Company”) was incorporated in the State of Nevada, United States on November 6, 2023. The Company is a holding company with no material operations of its own. The Company conducts substantially all of its operations through its wholly owned subsidiary, Linkhome Realty Group (“Linkhome Realty”), which was incorporated in the State of California on July 13, 2021.

The Company operates an AI-powered real estate technology platform designed to facilitate residential property transactions. The platform integrates property search capabilities, real estate transaction services, and financing-related solutions.

The Company’s services primarily include:

●	real estate brokerage services for residential property purchases and sales

●	transaction solutions through the Company’s Cash Offer program

●	property management services

●	home renovation services

●	mortgage referral services

Through its Cash Offer program, the Company may temporarily acquire residential properties using its capital in order to facilitate transactions for clients. The property is subsequently sold to the client once the client’s financing is finalized. The Company generates revenue primarily from real estate brokerage commissions, real estate transaction activities through its Cash Offer program, property management services, renovation services, and mortgage referral fees.

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

Investments in Trading Securities

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

The Company opened an investment account with J.P. Morgan Chase in January 2025. During the year ended December 31, 2025, the Company purchased and disposed of trading securities totaling approximately $274,718 and $272,067, respectively. The investment account balance was withdrawn in June 2025, and no trading securities were held as of December 31, 2025. For the year ended December 31, 2025, the Company recognized a realized loss on trading securities of $2,651, which was recorded in the consolidated statements of income under “Other Income/Expenses.”

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. There was no transition adjustment upon the adoption of CECL.

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

Accounts Receivable, Net

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for credit losses. The Company maintains allowances for credit losses for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns and creditworthiness, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2025 and 2024, the Company had no allowances for credit losses.

Real Estate Held for Sale

Real estate properties acquired on behalf of clients as part of the Company’s Cash Offer program are classified as real estate held for sale in accordance with the criteria outlined in FASB ASC Topic 360, “Property, Plant, and Equipment.” Under this classification, properties held for sale are measured at the lower of cost or fair value less costs to sell. As of December 31, 2025, the Company had no real estate held for sale. As of December 31, 2024, the Company recorded one property as real estate held for sale with a carrying value of $907,061. This property was acquired in December 2024 under the Cash Offer program to facilitate a transaction for a client and was subsequently sold in January 2025.

Advance to Contractor

Advance to contractor represents amounts paid to contractors in advance for home renovation projects that are not yet completed, from which the Company expects to receive future economic benefits within its normal operating cycle. Home renovation projects are generally completed within one to three months from the date the advance payment is made. As of December 31, 2025 and 2024, there were no outstanding advances to contractors.

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

In July 2025, the Company successfully completed its initial public offering, and the deferred offering costs were reclassified to additional paid-in capital as a reduction of the IPO proceeds. As of December 31, 2025 and 2024, deferred IPO costs amounted to $0 and $699,499, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred, while additions, renewals and improvements that extend the useful lives of property and equipment are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any resulting gain or loss is reflected in the consolidated statements of income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. For the years ended December 31, 2025 and 2024, depreciation expense amounted to $38,881 and $18,762, respectively. The estimated useful lives by asset classification are generally as follows:

Estimated Useful Life
Furniture and fixtures	3 – 7 years
Office equipment	3 – 5 years
Vehicles	5 years
Leasehold improvements	Shorter of lease term or useful life

Intangible Assets, Net

Intangible assets consist primarily of internally developed software and trademarks. Internally developed software is capitalized in accordance with ASC 350-40, “Internal-Use Software.” Costs incurred during the application development stage are capitalized and amortized using the straight-line method over the estimated useful life of the software once the asset is placed in service. Trademarks are considered indefinite-lived intangible assets and are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate the asset may be impaired.

In December 2025, the Company placed into service internally developed software related to its AI-driven real estate platform, including the Linkhome website and the Linkhome AI mobile application. The Company capitalized $570,000 of development costs associated with the platform and began amortization when the software was placed into service on December 5, 2025. The internally developed software is amortized using the straight-line method over its estimated useful life of five years. For the year ended December 31, 2025, amortization expense related to the internally developed software was $8,121.

Investment under Cost Method

The Company accounts for investments with less than 20% of the voting shares and does not have the ability to exercise significant influence over the operating and financial policies of the investee using the cost method. The Company elects the measurement alternative and records investments in equity securities at historical cost in its consolidated financial statements. Such investments are subject to evaluation for impairment. Dividends received from the net accumulated earnings of the investee are recognized as income, while dividends received in excess of such earnings are considered a return of investment and recorded as a reduction of the cost of the investment.

In October 2025, the Company invested $50,000 in the common stock of a privately held company, representing an approximate 2.5% ownership interest. As of December 31, 2025, the carrying value of the investment was $50,000. No impairment was recorded during the year ended December 31, 2025.

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these assets for the years ended December 31, 2025 and 2024.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. For the years ended December 31, 2025 and 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Prior to January 1, 2024, Linkhome Realty filed its income tax return under Subchapter S of the Internal Revenue Code (“IRC”) as an S-corporation, and elected to be taxed as a pass-through entity, for which the income, losses, deductions, and credits flow through to the shareholders of the company for federal income tax purposes. Effective January 1, 2024, Linkhome Realty’s tax status became C-corporation, and is subject to a federal income tax rate of 21% and California state income tax rate of 8.84%. As a parent holding company of Linkhome Realty, Linkhome Holdings was incorporated in the State of Nevada on November 6, 2023, and is only subject to a federal income tax rate of 21%. Effective for the tax year beginning January 1, 2024, and continuing thereafter unless revoked, Linkhome Holdings and Linkhome Realty have elected to file a consolidated federal income tax return.

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

The Company earns agency commission revenue, usually at a fixed percentage of the property’s selling price, through facilitating the buy or sale of various types of properties, including residential, commercial, and land parcels. The Company is considered an agent for these services provided, and reports service revenue earned through these transactions on a net basis. Revenue is recognized when the agency service is provided, usually at the closing of escrow.

Prior to November 17, 2023, the Company conducted real estate transactions through a licensed third-party brokerage firm. On November 17, 2023, Linkhome Realty obtained its own real estate broker license, allowing the Company to conduct brokerage transactions independently.

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

In addition, the Company collaborates with lending institutions and mortgage brokers to assist clients in seeking and securing mortgage services, and aiding clients in the process of obtaining loans or financing for property purchases. Revenue is recognized when the related loan transaction is completed and the Company becomes entitled to the referral fee.

Revenue from Property Purchases and Sales through Cash Offer

The Company’s revenue from purchases and sales through its Cash Offer program primarily consists of purchasing residential properties and subsequently reselling those properties to customers within a short period of time. Under the Cash Offer program, the Company may purchase residential properties using its own capital, with title transferred to Linkhome Realty, and subsequently resell the properties to customers. Both purchase and sales transactions go through an escrow company. The Company is the principal of these transactions and recognizes revenue and cost when the property purchased is sold and escrow is closed. This type of revenue does not contain a financing component due to there being no difference between the amount of promised consideration and the cash selling price of the promised goods or services, and the length of time between when the Company transfers the promised goods or services to the customer and when the customer pays for those goods is very short, usually within a few weeks or a few months.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by revenue stream.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Real estate service revenue
Real estate agency commission	$657,914	$781,351
Property management service	35,148	16,276
Home renovation service	82,769	245,226
Mortgage referral fee	64,254	4,050
Total real estate service revenue	840,085	1,046,903
Revenue from property purchases and sales through Cash Offer	20,154,262	6,568,404
Total revenues	$20,994,347	$7,615,307

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

The CODM manages the Company’s operations as a single operating and reportable segment, referred to as the Real Estate Solutions segment, which includes all activities related to the Company’s integrated real estate platform. The Company manages its business activities on a consolidated basis, including two principal business lines: (1) Cash Offer transactions, in which the Company purchases and resells properties for customers; and (2) real estate services, including real estate agency services, property management services, home renovation services, and mortgage referral services. See “Revenue Recognition” for a breakdown of revenues by stream.

The accounting policies of the Real Estate Solutions segment are the same as those described elsewhere in the summary of significant accounting policies. The CODM assesses segment performance and allocates resources primarily based on consolidated net income, which is also reported in the Company’s consolidated statements of income. The CODM does not review segment assets or liabilities separately and receives financial reporting on a consolidated basis.

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

The following table presents the segment revenues, segment profit or loss, and significant segment expenses included in the measure of segment performance for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Segment revenues(1)	$20,994,347	$7,615,307
Less:
Cost of revenues	20,221,330	6,144,926
Segment gross profit	773,017	1,470,381
Less:
Payroll and payroll tax expenses	197,303	166,051
Legal and accounting expenses	218,250	99,363
Rent expense	108,570	46,572
Other segment items(2)	70,793	48,930
Depreciation and amortization	47,002	18,762
Interest expense	4,892	3,115
Income tax expense	51,333	309,352
Segment net income	$74,874	$778,236

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$74,874	$778,236

(1)	Segment revenues represent revenues from external customers and are consistent with consolidated net revenues as reported in the Company’s consolidated statements of income. The Company had no intersegment sales during the periods presented.

(2)	Other segment items include marketing expenses, insurance expenses, office expenses, and other overhead expenses.

The following table presents segment assets and expenditures for segment assets. Segment assets are reviewed on a consolidated basis and reflect total consolidated assets as reported in the Company’s consolidated balance sheets. Expenditures for segment assets include additions to long-lived assets.

	December 31, 2025	December 31, 2024
Segment assets	$10,015,073	$3,429,513

	Year Ended December 31, 2025	Year Ended December 31, 2024
Expenditures for segment assets(1)	$875,075	$3,513

(1)	Expenditures for segment assets represent capital expenditures, including purchases of property and equipment and capitalized intangible assets.

All of the Company’s revenues and long-lived assets were attributable to operations in the United States for the years ended December 31, 2025 and 2024. All customers resided in the United States, and all properties purchased and sold by the Company were located in the United States. Therefore, no geographical disaggregation is presented.

For the year ended December 31, 2025, revenues from two customers accounted for approximately 12.02% and 10.89% of the Company’s total revenues, respectively. For the year ended December 31, 2024, revenues from two related-party customers accounted for approximately 40.13% and 23.10% of the Company’s total revenues, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company has concentrated its credit risk for cash by maintaining deposits in the financial institutions in the United States. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. The Company did not incur any losses on its cash and cash equivalents as of December 31, 2025 and 2024.

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

As of December 31, 2025 and 2024, the Company did not have any assets or liabilities that were required to be remeasured at fair value on a recurring basis. The carrying values of financial instruments included in current assets and current liabilities approximate their fair values because of their short maturities.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As of December 31, 2025 and 2024, the Company recognized no impairment of ROU assets.

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

Earnings per Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding and potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. For the years ended December 31, 2025 and 2024, the Company had no dilutive securities.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of December 31, 2025 and 2024, the Company had no such contingencies.

In December 2025, the Company received $1,500,085 from a third party in connection with a proposed real estate investment. The transaction was cancelled on December 31, 2025, and the Company recorded a liability for the full amount as of December 31, 2025. The amount was repaid in full on January 2, 2026. See Note 7 – Other Current Liabilities for additional information.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires enhanced income tax disclosures, including additional information in the rate reconciliation and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Pending Adoption

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which is intended to improve disclosures about a public business entity’s expenses and provide more detailed information about the nature of expenses included in commonly presented expense captions, such as cost of revenues and selling, general and administrative expenses. The amendments require entities to disclose, in the notes to the financial statements, specified information about certain expense categories, including employee compensation, depreciation, and amortization, within relevant income statement captions. The amendments also require tabular disclosures of such disaggregated expense information, as well as qualitative descriptions of the remaining amounts not separately disaggregated.

In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date of ASU 2024-03. As clarified, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

The Company does not believe that any other recently issued but not yet effective authoritative guidance, if adopted currently, would have a material impact on its consolidated financial statements or related disclosures.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, offering costs of $699,499 previously presented within operating activities in the consolidated statement of cash flows for the year ended December 31, 2024 have been reclassified to financing activities to conform to the current year presentation. This reclassification had no impact on net income or total cash flows.

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Accounts receivable, gross	$109,968	$18,160
Less: allowance for credit losses	—	—
Accounts receivable	$109,968	$18,160

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Furniture and fixtures	$222,325	$5,325
Office equipment	2,238	2,238
Vehicles	88,028	88,028
Leasehold improvements	86,650	—
Total	399,241	95,591
Less: accumulated depreciation	(63,701)	(24,820)
Property and equipment, net	$335,540	$70,771

For the years ended December 31, 2025 and 2024, depreciation expense amounted to $38,881 and $18,762, respectively.

NOTE 5 — INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Internally developed software	$570,000	$—
Trademarks	2,874	1,449
Total	572,874	1,449
Less: accumulated amortization	(8,121)	—
Intangible assets, net	$564,753	$1,449

In December 2025, the Company placed into service internally developed software related to its AI-driven real estate platform, including the Linkhome website and the Linkhome AI mobile application. The Company capitalized $570,000 of total development costs associated with the platform and began amortization when the software was placed into service on December 5, 2025.

The internally developed software is amortized using the straight-line method over its estimated useful life of five years. Amortization expense related to the internally developed software for the year ended December 31, 2025 was $8,121. No amortization expense was recognized during the year ended December 31, 2024.

The following table presents the estimated future amortization expense related to finite-lived intangible assets as of December 31, 2025:

Year Ended December 31,	Amount
2026	$114,000
2027	114,000
2028	114,000
2029	114,000
2030	105,879
Total	$561,879

Trademarks are considered indefinite-lived intangible assets and are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

NOTE 6 — LONG-TERM PREPAID EXPENSES, NET

Long-term prepaid expenses consist of advance payments for services to be received beyond one year.

In July 2025, the Company entered into a financing advisory agreement with a third-party advisor for a five-year term. Under the agreement, the Company made a one-time prepaid advisory fee of $675,000. The prepaid advisory fee is being amortized on a straight-line basis over the contractual service period and recognized as general and administrative expense in the consolidated statements of income. The unamortized balance of the prepaid advisory fee was $617,625 as of December 31, 2025.

NOTE 7 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Payroll and payroll tax payable	$6,157	$4,659
Federal income tax payable	229,483	204,762
State income tax payable	70,655	105,976
Credit card payable	11,030	10,726
Accrued expenses	50,614	502,942
Tenant-contributed emergency reserve	2,500	1,000
Other payable	1,500,085	—
Total other current liabilities	$1,870,524	$830,065

As of December 31, 2025, accrued expenses totaled $50,614, consisting primarily of legal fees of $32,500 and miscellaneous expenses of $18,114. As of December 31, 2024, accrued expenses totaled $502,942, consisting of legal fees of $450,000, audit fees of $12,000, and miscellaneous expenses of $40,942.

In December 2025, the Company received $1,500,085 from a third party in connection with a proposed joint real estate investment. The funds were intended to be used toward the acquisition of a property for investment purposes. The transaction was cancelled on December 31, 2025, and the Company recognized a liability for the full amount as of December 31, 2025, which is included in other current liabilities. The amount was repaid in full on January 2, 2026.

NOTE 8 — AUTO LOAN PAYABLE

On September 3, 2023, the Company entered into a loan agreement with an unrelated third party for acquiring a vehicle. The auto loan, in the form of a promissory note, matures on September 18, 2029 and bears interest at a rate of 6.34% per annum, payable monthly beginning October 18, 2023. For the years ended December 31, 2025 and 2024, interest expense related to this loan amounted to $2,527 and $3,021, respectively.

NOTE 9 — LEASE

The Company previously leased office space in Irvine, California under a lease agreement entered into on July 31, 2023 with a lease term of 24 months, commencing on September 1, 2023 and expiring on August 31, 2025. The initial monthly rental payment was $3,708 from September 1, 2023 to August 31, 2024, with an annual 3.85% increase to $3,850 beginning on September 1, 2024.

In August 2025, the Company entered into a sublease agreement for office space located at 17901 Von Karman Avenue in Irvine, California with a lease term of approximately 42 months, commencing on September 1, 2025 and expiring on February 28, 2029. The monthly base rent under the sublease is $11,084.80.

In July and August 2025, the Company entered into several operating lease arrangements related to technology infrastructure and digital assets used in its operations, including AI computing servers, database and content delivery network services, and the domain name “Linkhome.ai.” These leases generally have contractual terms ranging from 10 to 20 years. Certain of these leases required upfront payments at the commencement of the lease term. As a result, the Company recognized right-of-use assets associated with the prepaid lease payments, which are recognized as lease expense over the respective lease terms.

The following tables present the Company’s operating lease costs, lease components, remaining lease term and discount rate:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating lease costs	$108,570	$45,347

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$1,265,993	$29,410
Operating lease liabilities – current	$109,711	$29,980
Operating lease liabilities – non-current	266,282	—
Total operating lease liabilities	$375,993	$29,980

December 31, 2025
Remaining lease term (years)	3.16
Discount rate	7.38%

The following table is a schedule, by years, of the minimum lease payments as of December 31, 2025:

Year Ended December 31,	Operating Lease Liabilities
2026	$133,018
2027	133,018
2028	133,018
2029	22,168
Total lease payments	421,222
Less: imputed interest	(45,229)
Present value of lease liabilities	$375,993

NOTE 10 — INCOME TAXES

Linkhome Holdings was incorporated in the State of Nevada in November 2023 and is subject to a 21% corporate federal income tax rate. There is no state income tax in Nevada. Linkhome Holdings serves as a holding company for Linkhome Realty.

Effective July 13, 2021, Linkhome Realty elected to be taxed as an S-corporation, a pass-through entity, for which the income, losses, deductions, and credits flow through to the shareholders of the Company for federal tax purposes. The California state annual income tax for S-corporation is the greater of 1.5% of the corporation’s net income or $800. Effective January 1, 2024, Linkhome Realty’s tax status changed to C-corporation, subject to a 21% corporate federal income tax rate and an 8.84% California state income tax rate.

Effective for the tax year beginning January 1, 2024, and continuing thereafter unless revoked, Linkhome Holdings and Linkhome Realty have elected to file a consolidated federal income tax return. As a result, Linkhome Holdings’ net operating losses (“NOLs”) can be used to offset Linkhome Realty’s taxable income, reducing the Company’s overall tax liability.

The Company’s provision for income taxes consisted of the following:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Current:
Federal income tax expense	$22,865	$207,469
State income tax expense	30,407	101,883
Deferred:
Federal income tax benefit	(557)	—
State income tax benefit	(185)	—
Adjustments related to prior-year tax returns	(1,197)	—
Total income tax expense	$51,333	$309,352

The following tables reconciled the federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Federal statutory income tax rate	21.00%	21.00%
State statutory income tax rate, net of federal benefit	18.88%	7.40%
Permanent difference (non-deductible expenses)	1.74%	0.04%
Prior-year return-to-provision adjustment	(0.95)%	—
Effective tax rate	40.67%	28.44%

As of December 31, 2025 and 2024, the net deferred tax assets consisted of the following:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Capital loss carryforward	$742	$—
Less: valuation allowance	—	—
Deferred tax assets, net	$742	$—

The Company evaluates its valuation allowance requirements at the end of each reporting period by reviewing all available evidence, both positive and negative, and assessing whether, based on the weight of that evidence, a valuation allowance is needed. As of December 31, 2025, the Company had deferred tax assets of $742 related to capital loss carryforwards generated from realized losses on trading securities. Management evaluated the available evidence regarding the realizability of this deferred tax asset and concluded that a valuation allowance was not required as of December 31, 2025.

NOTE 11 — RELATED PARTY TRANSACTIONS

Net Revenues — Related Party

Name of Related Party	Nature	Relationship	Year Ended December 31, 2025	Year Ended December 31, 2024
Haiyan Ma	Revenue from property purchases and sales through Cash Offer	The Company’s shareholder	$—	$2,940,544
Haiyan Ma	Real estate service revenue – real estate agency commission	The Company’s shareholder	—	62,650
Haiyan Ma	Real estate service revenue – home renovation service	The Company’s shareholder	—	53,012
Na Li	Revenue from property purchases and sales through Cash Offer	Chief Financial Officer and Director	—	1,670,000
Na Li	Real estate service revenue – home renovation service	Chief Financial Officer and Director	—	64,500
Na Li	Real estate service revenue – real estate agency commission	Chief Financial Officer and Director	97,560	—
Zhen Qin & Na Li	Real estate service revenue – real estate agency commission	Zhen Qin: The Company’s major shareholder, Chairman of the Board and Chief Executive Officer; Na Li: Chief Financial Officer and Director; Zhen Qin and Na Li are spouses	—	50,000
Two minority shareholders	Real estate service revenue – real estate agency commission	The Company’s shareholders with less than 1% ownership for each	—	15,550
One minority shareholder	Real estate service revenue – property management service	The Company’s shareholder with less than 1% ownership	—	1,800
Total			$97,560	$4,858,056

For the year ended December 31, 2025, the Company provided real estate agency services to Na Li, assisting with the sale of one property. The Company earned $126,000 in real estate agency commission from Na Li but paid a referral fee of $28,440 to Haiyan Ma for introducing the buyer, resulting in net revenue of $97,560 recognized by the Company.

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

For the year ended December 31, 2024, the Company provided real estate agency services to two minority shareholders, assisting one shareholder with selling a property and the other shareholder with purchasing a property, for which the Company earned real estate agency commission of $15,550 in total.

For the year ended December 31, 2024, the Company provided tenant placement services to a minority shareholder, assisting with securing a rental property, for which the Company earned $1,800 in property management service revenue.

Cost of Revenues — Related Party

Name of Related Party	Nature	Relationship	Year Ended December 31, 2025	Year Ended December 31, 2024
Haiyan Ma	Cost of property purchases and sales through Cash Offer	The Company’s shareholder	$—	$1,420,000
Na Li	Cost of real estate services – commission expense	Chief Financial Officer and Director	45,000	—
Total			$45,000	$1,420,000

For the year ended December 31, 2025, the Company incurred commission expenses of $45,000 paid to Na Li in connection with real estate transactions. This amount was recorded in cost of revenues.

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

Due to Related Party

Name of Related Party	Nature	Relationship	December 31, 2025	December 31, 2024
Zhen Qin	Due on demand, non-interest bearing	The Company’s major shareholder, Chairman of the Board and Chief Executive Officer	$—	$55,000
Total			$—	$55,000

On May 1, 2024, Zhen Qin lent $530,000 to the Company to support its operational needs. As of December 31, 2025, the Company had fully repaid the outstanding balance to Zhen Qin, resulting in no amount due to the related party. As of December 31, 2024, the Company had repaid $475,000 to Zhen Qin, leaving an outstanding balance of $55,000.

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

Linkhome Holdings was incorporated in the State of Nevada on November 6, 2023. The authorized number of preferred shares is 1,000,000 shares with $0.001 par value; no preferred shares were issued or outstanding as of December 31, 2025 and 2024. The authorized number of common shares is 100,000,000 shares with $0.001 par value. As of December 31, 2025 and 2024, the Company had 16,230,000 and 14,505,000 common shares issued and outstanding, respectively, including 1,800,000 shares issued to the angel investor under the reorganization described above.

In July 2025, the Company completed its initial public offering of 1,725,000 shares of common stock (including the full exercise of the over-allotment option) at a public offering price of $4.00 per share. The offering closed on July 25, 2025, and the Company received gross proceeds of $6,900,000. Underwriting discounts and offering expenses totaling $697,000 were deducted from the gross proceeds at closing, resulting in net proceeds of $6,203,000 received by the Company. Net proceeds were recorded in common stock and additional paid-in capital, with offering costs recorded as a reduction of additional paid-in capital.

NOTE 13 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the consolidated financial statements and no subsequent event has been identified.