Form 10-Q
period 2026-03-31
Linkhome Holdings Inc.
filed 2026-05-13
CIK 2017758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

☐ Yes ☒ No

As of May 13, 2026 the registrant had a total of 16,230,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in our periodic reports on Form 10-K, 10-Q and 8-K, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$3,471,824	$7,018,931
Accounts receivable	27,975	109,968
Loan receivable	252,000	-
Real estate held for sale	1,665,203	-
Advances to contractors	12,853	-
Prepaid expenses and other receivables	18,267	18,267
Total Current Assets	5,448,122	7,147,166

Noncurrent Assets
Property and equipment, net	316,897	335,540
Operating lease right-of-use assets, net	1,218,893	1,265,993
Intangible assets, net	536,603	564,753
Deferred tax assets, net	36,261	742
Investment under cost method	50,000	50,000
Long-term prepaid expenses, net	583,875	617,625
Security deposits	33,254	33,254
Total Noncurrent Assets	2,775,783	2,867,907
Total Assets	$8,223,905	$10,015,073

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$4,300	$93,735
Auto loan payable, current	8,768	8,631
Operating lease liabilities, current	111,681	109,711
Other current liabilities	332,272	1,870,524
Total Current Liabilities	457,021	2,082,601

Noncurrent Liabilities
Auto loan payable, noncurrent	24,506	26,754
Operating lease liabilities, noncurrent	237,612	266,282
Total Noncurrent Liabilities	262,118	293,036
Total Liabilities	719,139	2,375,637

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 16,230,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	16,230	16,230
Paid-in capital	6,389,842	6,389,842
Retained earnings	1,098,694	1,233,364
Total Stockholders’ Equity	7,504,766	7,639,436
Total Liabilities and Stockholders’ Equity	$8,223,905	$10,015,073

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Net Revenues (including $0 and $97,560 from related parties for the three months ended March 31, 2026 and 2025, respectively)	$4,907,470	$5,709,426
Cost of Revenues	(4,721,442)	(5,447,509)
Gross Profit	186,028	261,917

Operating Expenses
Selling expenses	6,970	17,341
General and administrative expenses	393,358	120,754
Total Operating Expenses	400,328	138,095
Operating (Loss) Income	(214,300)	123,822

Other Income (Expenses)
Interest income	24,765	-
Interest expense	(546)	(682)
Unrealized loss on trading securities	-	(11,007)
Other income (expenses), net	23,609	(60)
Total Other Income (Expenses), Net	47,828	(11,749)
(Loss) Income before Income Taxes	(166,472)	112,073
Income Tax (Benefit) Expense	(31,802)	31,444
Net (Loss) Income	$(134,670)	$80,629
(Loss) Earnings per Share – Basic and Diluted	$(0.01)	$0.01
Weighted Average Number of Common Stock Outstanding – Basic and Diluted	16,230,000	14,505,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Retained	Total stockholder’s
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance at December 31, 2025	-	$-	16,230,000	$16,230	$6,389,842	$1,233,364	$7,639,436
Net loss	-	-	-	-	-	(134,670)	(134,670)
Balance at March 31, 2026	-	$-	16,230,000	$16,230	$6,389,842	$1,098,694	$7,504,766

Balance at December 31, 2024	-	$-	14,505,000	$14,505	$1,276,690	$1,158,490	$2,449,685
Net income	-	-	-	-	-	80,629	80,629
Balance at March 31, 2025	-	$-	14,505,000	$14,505	$1,276,690	$1,239,119	$2,530,314

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net (loss) Income	$(134,670)	$80,629
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized loss on trading securities	-	11,007
Depreciation and amortization	47,143	4,639
Operating lease expense	53,654	11,337
Deferred income taxes	(35,519)	(3,080)
Changes in operating assets and liabilities:
Accounts receivable	81,993	(1,815,840)
Real estate held for sale	(1,665,203)	907,061
Advances to contractors	(12,853)	(26,873)
Prepaid expenses and other receivables	-	9,979
Long-term prepaid expenses	33,750	-
Accounts payable	(89,435)	(21,300)
Other current liabilities	(1,538,252)	9,160
Payments for operating leases	(33,254)	(11,551)
Net Cash Used in Operating Activities	(3,292,646)	(844,832)

Cash Flows from Investing Activities
Purchase of trading securities	-	(136,000)
Capitalized intangible assets	(350)	-
Issuance of loan receivable	(252,000)	-
Net Cash Used in Investing Activities	(252,350)	(136,000)

Cash Flows from Financing Activities
Repayments of auto loan payable	(2,111)	(1,974)
Proceeds from related party dues	-	326,000
Repayments of related party dues	-	(381,000)
Payment of offering costs	-	(49,000)
Net Cash Used in Financing Activities	(2,111)	(105,974)
Net Decrease in Cash and Cash Equivalents	(3,547,107)	(1,086,806)

Cash and Cash Equivalents, Beginning of Period	7,018,931	1,670,949
Cash and Cash Equivalents, End of Period	$3,471,824	$584,143

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$546	$682
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s services primarily include:

●	AI-powered residential real estate brokerage services;

●	transaction solutions through the Company’s Cash Offer fintech program;

●	property management services;

●	home renovation services; and

●	AI-powered mortgage brokerage services.

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

The Company opened an investment account with J.P. Morgan Chase in January 2025. For the three months ended March 31, 2025, the Company purchased trading securities totaling $136,000. As of March 31, 2025, investments in trading securities totaled $124,993, with an unrealized loss of $11,007 recognized in the consolidated statements of income under “Other Income/Expenses.” The investment account balance was withdrawn in June 2025, and no trading securities were held as of March 31, 2026 and December 31, 2025. There was no trading activity during the three months ended March 31, 2026.

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

The Company’s accounts receivable, loan receivable and certain other financial assets included in the consolidated balance sheets are within the scope of ASC Topic 326. As the Company has limited customers and debtors, the Company uses the loss-rate method to evaluate the expected credit losses on an individual basis. When establishing the loss rate, the Company makes the assessment on various factors, including historical experience, creditworthiness of customers and debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

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

Accounts Receivable, Net

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for credit losses. The Company maintains allowances for credit losses for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns and creditworthiness, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2026 and December 31, 2025, the Company had no allowances for credit losses.

Real Estate Held for Sale

Real estate properties acquired on behalf of clients as part of the Company’s Cash Offer program are classified as real estate held for sale in accordance with the criteria outlined in FASB ASC Topic 360, “Property, Plant, and Equipment.” Under this classification, properties held for sale are measured at the lower of cost or fair value less costs to sell.

As of March 31, 2026, the Company recorded one property as real estate held for sale with a carrying value of $1,665,203, which was acquired in March 2026 under the Cash Offer program to facilitate a transaction for a client. The property had not been sold as of March 31, 2026. As of December 31, 2025, the Company had no real estate held for sale.

Advances to Contractors

Advance to contractor represents amounts paid to contractors in advance for home renovation projects that are not yet completed, from which the Company expects to receive future economic benefits within its normal operating cycle. Home renovation projects are generally completed within one to three months from the date the advance payment is made. Advances to contractors were $12,853 and $0 as of March 31, 2026 and December 31, 2025, respectively.

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

In October 2025, the Company invested $50,000 in the common stock of a privately held company, representing an approximate 2.5% ownership interest. Investment under cost method was $50,000 as of March 31, 2026 and December 31, 2025. No impairment was recorded during the three months ended March 31, 2026.

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No such events or changes in circumstances were identified during the three months ended March 31, 2026 and 2025, and no impairment loss was recognized related to these assets.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. For the three months ended March 31, 2026 and 2025, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by revenue stream.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Real estate service revenue
Real estate agency commission	$54,500	$211,517
Property management service	6,857	1,767
Home renovation service	—	9,952
Mortgage referral fee	13,113	6,300
Total real estate service revenue	74,470	229,536
Revenue from property purchases and sales through Cash Offer	4,833,000	5,479,890
Total revenues	$4,907,470	$5,709,426

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

The following table presents the segment revenues, segment profit or loss, and significant segment expenses included in the measure of segment performance for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Segment revenues(1)	$4,907,470	$5,709,426
Less:
Cost of revenues	4,721,442	5,447,509
Segment gross profit	186,028	261,917
Less:
Payroll and payroll tax expenses	69,449	52,107
Legal and accounting expenses	167,713	40,126
Rent expense	53,654	12,050
Other segment items(2)	13,995	40,240
Depreciation and amortization	47,143	4,639
Interest expense	546	682
Income tax (benefit) expense	(31,802)	31,444
Segment net (loss) income	$(134,670)	$80,629

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net (loss) income	$(134,670)	$80,629

(1)	Segment revenues represent revenues from external customers and are consistent with consolidated net revenues as reported in the Company’s consolidated statements of income. The Company had no intersegment sales during the periods presented.

(2)	Other segment items include marketing expenses, insurance expenses, office expenses, and other overhead expenses.

The following table presents segment assets and expenditures for segment assets. Segment assets are reviewed on a consolidated basis and reflect total consolidated assets as reported in the Company’s consolidated balance sheets. Expenditures for segment assets include additions to long-lived assets.

	March 31, 2026	December 31, 2025
Segment assets	$8,223,905	$10,015,073

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Expenditures for segment assets(1)	$350	$—

(1)	Expenditures for segment assets represent capital expenditures, including purchases of property and equipment and capitalized intangible assets.

All of the Company’s revenues and long-lived assets were attributable to operations in the United States for the three months ended March 31, 2026 and 2025. All customers resided in the United States, and all properties purchased and sold by the Company were located in the United States. Therefore, no geographical disaggregation is presented.

For the three months ended March 31, 2026, revenues from five customers accounted for approximately 23.09%, 22.82%, 19.77%, 16.44%, and 16.36% of the Company’s total revenues, respectively. For the three months ended March 31, 2025, revenues from six customers accounted for approximately 16.50%, 16.25%, 16.03%, 15.87%, 15.73%, and 15.60% of the Company’s total revenues, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company has concentrated its credit risk for cash by maintaining deposits in the financial institutions in the United States. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. The Company did not incur any losses on its cash and cash equivalents as of March 31, 2026 and December 31, 2025.

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

As of March 31, 2026 and December 31, 2025, the Company did not have any assets or liabilities that were required to be remeasured at fair value on a recurring basis. The carrying values of financial instruments included in current assets and current liabilities approximate their fair values because of their short maturities.

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

The Company determines if the lease is an operating or finance lease at the lease commencement date based upon the terms of the lease and the nature of the asset. The lease term used to calculate the lease liability includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The Company’s office lease is classified as an operating lease, reflected in the operating lease right-of-use assets, current portion of operating lease liabilities and non-current portion of operating lease liabilities in the consolidated balance sheets. Certain technology infrastructure and digital asset arrangements are also evaluated under ASC 842 and may result in the recognition of right-of-use assets.

The lease liability is measured at the present value of future lease payments, discounted using the discount rate for the lease at the commencement date. As the Company is typically unable to determine the implicit rate, the Company uses an incremental borrowing rate based on the lease term and economic environment at commencement date. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU assets include adjustments for prepayments and accrued lease payments. The right-of-use (“ROU”) asset is initially measured as the amount of lease liability, adjusted for any initial lease costs, prepaid lease payments, and reduced by any lease incentives. Certain prepaid lease arrangements may result in the recognition of ROU assets without corresponding lease liabilities.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, “Property, Plant, and Equipment,” as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As of March 31, 2026 and December 31, 2025, the Company recognized no impairment of ROU assets.

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

Earnings per Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding and potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2026 and 2025, the Company had no dilutive securities.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of March 31, 2026 and December 31, 2025, the Company had no such contingencies.

On March 18, 2026, a civil lawsuit was filed in the United States District Court for the Central District of California relating to a private transaction involving 70,000 restricted shares of the Company’s common stock between private parties. The complaint names certain private parties, as well as the Company and the Company’s Chief Executive Officer, as defendants, and seeks damages of approximately $560,000, among other relief. The Company was not a party to the underlying stock purchase agreement and did not receive any proceeds from the transaction. The Company and its Chief Executive Officer deny the allegations and intend to defend the matter vigorously. The Company has notified its directors and officers liability insurance carrier regarding the matter.

The litigation remains in a preliminary stage. Based on currently available information, management has concluded that a loss is neither probable nor reasonably estimable as of March 31, 2026 or through the date of issuance of these condensed consolidated financial statements, and accordingly no liability has been accrued in the accompanying condensed consolidated financial statements. The Company will reassess this conclusion as the matter progresses. See Part II, Item 1, “Legal Proceedings,” for additional information.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, offering costs of $49,000 previously presented within operating activities in the consolidated statement of cash flows for the three months ended March 31, 2025 have been reclassified to financing activities to conform to the current period presentation. This reclassification had no impact on net income or total cash flows.

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Accounts receivable, gross	$27,975	$109,968
Less: allowance for credit losses	—	—
Accounts receivable	$27,975	$109,968

NOTE 4 — LOAN RECEIVABLE

In February 2026, the Company entered into a short-term bridge loan arrangement with a third party to facilitate a real estate acquisition transaction. The loan bears interest at 8.99% per annum, is unsecured, and matures on June 22, 2026. As of March 31, 2026 and December 31, 2025, loan receivable was $252,000 and $0, respectively. No allowance for credit losses was recorded as of March 31, 2026.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Furniture and fixtures	$222,325	$222,325
Office equipment	2,238	2,238
Vehicles	88,028	88,028
Leasehold improvements	86,650	86,650
Total	399,241	399,241
Less: accumulated depreciation	(82,344)	(63,701)
Property and equipment, net	$316,897	$335,540

For the three months ended March 31, 2026 and 2025, depreciation expense amounted to $18,643 and $4,639, respectively.

NOTE 6 — INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Internally developed software	$570,000	$570,000
Trademarks	3,224	2,874
Total	573,224	572,874
Less: accumulated amortization	(36,621)	(8,121)
Intangible assets, net	$536,603	$564,753

In December 2025, the Company placed into service internally developed software related to its AI-driven real estate platform, including the Linkhome website and the Linkhome AI mobile application. The Company capitalized $570,000 of total development costs associated with the platform and began amortization when the software was placed into service on December 5, 2025.

The internally developed software is amortized using the straight-line method over its estimated useful life of five years. Amortization expense related to the internally developed software was $28,500 for the three months ended March 31, 2026. No amortization expense was recognized during the three months ended March 31, 2025.

The following table presents the estimated future amortization expense related to finite-lived intangible assets as of March 31, 2026:

Year Ended December 31,	Amount
Remaining 2026 (4/1/2026 – 12/31/2026)	$85,500
2027	114,000
2028	114,000
2029	114,000
2030	105,879
Total	$533,379

Trademarks are considered indefinite-lived intangible assets and are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

NOTE 7 — LONG-TERM PREPAID EXPENSES, NET

Long-term prepaid expenses consist of advance payments for services to be received beyond one year.

In July 2025, the Company entered into a financing advisory agreement with a third-party advisor for a five-year term. Under the agreement, the Company made a one-time prepaid advisory fee of $675,000. The prepaid advisory fee is being amortized on a straight-line basis over the contractual service period and recognized as general and administrative expense in the consolidated statements of income. The unamortized balance of the prepaid advisory fee was $583,875 and $617,625 as of March 31, 2026 and December 31, 2025, respectively.

NOTE 8 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Payroll and payroll tax payable	$5,191	$6,157
Federal income tax payable	229,483	229,483
State income tax payable	74,372	70,655
Credit card payable	15,176	11,030
Accrued expenses	5,550	50,614
Tenant-contributed emergency reserve	2,500	2,500
Other payable	—	1,500,085
Total other current liabilities	$332,272	$1,870,524

In December 2025, the Company received $1,500,085 from the same third party described in Note 4 — Loan Receivable in connection with a proposed joint real estate investment. The funds were intended to be used toward the acquisition of a property for investment purposes. The transaction was cancelled on December 31, 2025, and the amount was recorded in other current liabilities as of December 31, 2025. The amount was repaid in full in January 2026, and no other payable balance remained outstanding as of March 31, 2026.

NOTE 9 — AUTO LOAN PAYABLE

On September 3, 2023, the Company entered into a loan agreement with an unrelated third party for acquiring a vehicle. The auto loan, in the form of a promissory note, matures on September 18, 2029 and bears interest at a rate of 6.34% per annum, payable monthly beginning October 18, 2023. For the three months ended March 31, 2026 and 2025, interest expense related to this loan amounted to $546 and $682, respectively.

NOTE 10 — LEASE

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

The following tables present the Company’s operating lease costs, lease components, remaining lease term and discount rate:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating lease costs	$53,654	$11,337

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$1,218,893	$1,265,993
Operating lease liabilities – current	$111,681	$109,711
Operating lease liabilities – non-current	237,612	266,282
Total operating lease liabilities	$349,293	$375,993

March 31, 2026
Remaining lease term (years)	2.92
Discount rate	7.38%

The following table is a schedule, by years, of the minimum lease payments as of March 31, 2026:

Year Ended December 31,	Operating Lease Liabilities
Remaining 2026 (4/1/2026 – 12/31/2026)	$99,764
2027	133,018
2028	133,018
2029	22,168
Total lease payments	387,968
Less: imputed interest	(38,675)
Present value of lease liabilities	$349,293

NOTE 11 — INCOME TAXES

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

The Company’s provision for income taxes consisted of the following:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Current:
Federal income tax expense	$—	$23,614
State income tax expense	3,717	10,910
Deferred:
Federal income tax benefit	(35,519)	(2,311)
State income tax benefit	—	(769)
Total income tax (benefit) expense	$(31,802)	$31,444

The following tables reconciled the federal statutory income tax rate to the Company’s effective tax rate for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Federal statutory income tax rate	21.00%	21.00%
State statutory income tax rate, net of federal benefit	(1.77)%	7.01%
Permanent difference (non-deductible expenses)	(0.13)%	0.05%
Effective tax rate	19.10%	28.06%

As of March 31, 2026 and December 31, 2025, the net deferred tax assets consisted of the following:

	March 31, 2026	December 31, 2025
Deferred tax assets:
Capital loss carryforward	$742	$742
Net operating loss carryforward	35,519	—
Less: valuation allowance	—	—
Deferred tax assets, net	$36,261	$742

The Company evaluates its valuation allowance requirements at the end of each reporting period by reviewing all available evidence, both positive and negative, and assessing whether, based on the weight of that evidence, a valuation allowance is needed. As of March 31, 2026 and December 31, 2025, the Company had deferred tax assets of $36,261 and $742, respectively, primarily related to net operating loss carryforwards and capital loss carryforwards. Management evaluated the available evidence regarding the realizability of these deferred tax assets and concluded that a valuation allowance was not required as of March 31, 2026 and December 31, 2025.

NOTE 12 — RELATED PARTY TRANSACTIONS

Net Revenues — Related Party

Name of Related Party	Nature	Relationship	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Na Li	Real estate service revenue – real estate agency commission	Chief Financial Officer and Director	$—	$97,560
Total			$—	$97,560

For the three months ended March 31, 2025, the Company provided real estate agency services to Na Li, assisting with the sale of one property. The Company earned $126,000 in real estate agency commission revenue and paid a referral fee of $28,440 in connection with the transaction, resulting in net revenue of $97,560 recognized by the Company.

NOTE 13 — STOCKHOLDERS’ EQUITY

Linkhome Holdings was incorporated in the State of Nevada on November 6, 2023. The authorized number of shares of preferred stock is 1,000,000 shares with $0.001 par value; no shares of preferred stock were issued or outstanding as of March 31, 2026 and December 31, 2025. The authorized number of shares of common stock is 100,000,000 shares with $0.001 par value. As of March 31, 2026 and December 31, 2025, the Company had 16,230,000 shares of common stock issued and outstanding.

In July 2025, the Company completed its initial public offering of 1,725,000 shares of common stock (including the full exercise of the over-allotment option) at a public offering price of $4.00 per share. The Company received gross proceeds of $6,900,000. Underwriting discounts and offering expenses totaling $697,000 were deducted from the gross proceeds, resulting in net proceeds of $6,203,000 received by the Company. Net proceeds were recorded in common stock and additional paid-in capital, with offering costs recorded as a reduction of additional paid-in capital.

NOTE 14 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the consolidated financial statements and no subsequent event has been identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, but not limited to, those described under “Risk Factors” and included in other portions of this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we,” “us,” “our,” or the “Company” are to Linkhome Holdings Inc. and its subsidiary, except where the context requires otherwise.

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

Related Party Transactions

During the three months ended March 31, 2025, the Company provided real estate agency services to Na Li, the Company’s Chief Financial Officer and Director, assisting with the sale of one property. The Company earned $126,000 in real estate agency commission revenue and paid a referral fee of $28,440 in connection with the transaction, resulting in net revenue of $97,560 recognized by the Company. The Company did not engage in any related party transactions during the three months ended March 31, 2026.

Selected Income Statement Items

Net Revenues

We derive our net revenues from (i) real estate purchases and sales made through Cash Offer, and (ii) real estate services including acting as real estate agency for buying and selling properties, property management, home renovation and mortgage referral services. The following table presents our net revenues by revenue stream for the periods presented:

	Three Months Ended March 31,
	2026		2025		Change
	Amount	%	Amount	%	Amount	%
Revenue from property purchases and sales through Cash Offer	$4,833,000	98.48%	$5,479,890	95.98%	$(646,890)	(11.80)%
Real estate service revenue
Real estate agency commission	54,500	1.11%	211,517	3.71%	(157,017)	(74.23)%
Property management service	6,857	0.14%	1,767	0.03%	5,090	288.06%
Home renovation service	—	—%	9,952	0.17%	(9,952)	(100.00)%
Mortgage referral fee	13,113	0.27%	6,300	0.11%	6,813	108.14%
Total real estate service revenue	74,470	1.52%	229,536	4.02%	(155,066)	(67.56)%
Total net revenues	$4,907,470	100.00%	$5,709,426	100.00%	$(801,956)	(14.05)%

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

Revenue from property purchases and sales through our Cash Offer program accounted for 98.48% and 95.98% of net revenues for the three months ended March 31, 2026 and 2025, respectively. Revenue from this program decreased by $646,890, or 11.80%, from $5,479,890 for the three months ended March 31, 2025 to $4,833,000 for the three months ended March 31, 2026.

For the three months ended March 31, 2026 and 2025, we completed five and six property transactions, respectively, through the Cash Offer program. The decrease in revenue was primarily attributable to a lower number of transactions and lower transaction volume, which management believes was primarily due to elevated interest rates and softer residential real estate market activity during the period. The average transaction price was approximately $0.97 million and $0.90 million for the three months ended March 31, 2026 and 2025, respectively.

Real Estate Service Revenue

We offer comprehensive real estate services tailored to meet the diverse needs of our clients. Our real estate service revenue consists primarily of real estate agency commissions for buying and selling properties for clients, and revenue generated from property management, home renovation and mortgage referral services.

Real estate service revenue accounted for 1.52% and 4.02% of net revenues for the three months ended March 31, 2026 and 2025, respectively. Real estate service revenue decreased by $155,066, or 67.56%, from $229,536 for the three months ended March 31, 2025 to $74,470 for the three months ended March 31, 2026, primarily due to decreases in real estate agency commission revenue and home renovation service revenue, partially offset by increases in property management and mortgage referral service revenues.

Real estate agency commission revenue decreased by $157,017, or 74.23%, from $211,517 for the three months ended March 31, 2025 to $54,500 for the three months ended March 31, 2026. The decrease was primarily driven by a lower number of real estate transactions and lower transaction volume. For the three months ended March 31, 2026 and 2025, we completed three and eight real estate transactions, respectively, with total transaction volume of approximately $2.8 million and $7.1 million, respectively. The average transaction price increased from approximately $0.89 million for the three months ended March 31, 2025 to approximately $0.93 million for the three months ended March 31, 2026. Gross commissions were partially offset by client rebates, which were $1,800 and $49,483 for the three months ended March 31, 2026 and 2025, respectively, representing approximately 3.20% and 18.96% of gross commissions for the respective periods.

 Revenue from property management services increased by $5,090, or 288.06%, from $1,767 for the three months ended March 31, 2025 to $6,857 for the three months ended March 31, 2026. The increase was primarily attributable to growth in tenant placement services and the number of properties under ongoing property management. We completed two tenant placements during the three months ended March 31, 2026, compared to no tenant placements during the three months ended March 31, 2025. In addition, the number of properties under ongoing property management increased to five properties as of March 31, 2026, compared to three properties as of March 31, 2025.

Revenue from mortgage referral services increased by $6,813, or 108.14%, from $6,300 for the three months ended March 31, 2025 to $13,113 for the three months ended March 31, 2026. The increase in mortgage referral fees per transaction was primarily attributable to higher transaction volumes, increased average loan sizes, and improved referral conversion rates during the reporting period. In addition, the Company expanded cooperation with mortgage service providers in certain markets, which resulted in higher referral-based revenues on a per-transaction basis. We assisted three clients in securing mortgage loans during each of the three months ended March 31, 2026 and 2025.

Revenue from home renovation services decreased by $9,952, or 100.00%, from $9,952 for the three months ended March 31, 2025 to $0 for the three months ended March 31, 2026. The decrease was attributable to no home renovation projects completed during the three months ended March 31, 2026, compared to one project completed during the three months ended March 31, 2025.

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

	Three Months Ended March 31,
	2026		2025		Change
	Amount	%	Amount	%	Amount	%
Cost of property purchases and sales through Cash Offer	$4,684,862	99.23%	$5,437,924	99.82%	$(753,062)	(13.85)%
Cost of real estate services	36,580	0.77%	9,585	0.18%	26,995	281.64%
Total cost of revenues	$4,721,442	100.00%	$5,447,509	100.00%	$(726,067)	(13.33)%

Cost of property purchases and sales through Cash Offer decreased by $753,062, or 13.85%, from $5,437,924 for the three months ended March 31, 2025 to $4,684,862 for the three months ended March 31, 2026. The decrease was primarily attributable to a lower number of Cash Offer transactions during the three months ended March 31, 2026 compared to the same period in 2025, which management believes was primarily due to elevated interest rates and softer residential real estate market activity during the period.

Cost of real estate services increased by $26,995, or 281.64%, from $9,585 for the three months ended March 31, 2025 to $36,580 for the three months ended March 31, 2026. The increase was driven by higher real estate agency service costs, which rose from $2,085 for the three months ended March 31, 2025 to $36,580 for the three months ended March 31, 2026. Although real estate agency commission revenue decreased over the same period, real estate agency service costs increased primarily due to a higher proportion of transactions involving commission splits paid to cooperating external agents during the three months ended March 31, 2026. The increase in commission split ratios paid to external cooperating agents was primarily due to intensified market competition and the Company’s efforts to expand transaction volume and geographic coverage. During the period, the Company offered more competitive commission structures to attract and retain external agents and referral partners in key markets. Home renovation service costs decreased from $7,500 for the three months ended March 31, 2025 to $0 for the three months ended March 31, 2026, as no home renovation projects were completed during the three months ended March 31, 2026.

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

Our general and administrative expenses primarily consist of professional service costs, payroll and payroll-related costs, rent and other overhead costs. As a public company, we have incurred and will continue to incur additional costs associated with regulatory compliance, legal, accounting and other professional services. While these costs may increase our general and administrative expenses in absolute amounts, we expect our general and administrative expenses as a percentage of net revenues to decrease over the long term as we continue to scale our operations and improve operating efficiency.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarized our consolidated results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	% of Revenues	2025	% of Revenues	Change	Percentage Change
Net revenues	$4,907,470	100.00%	$5,709,426	100.00%	$(801,956)	(14.05)%
Cost of revenues	4,721,442	96.21%	5,447,509	95.41%	(726,067)	(13.33)%
Gross profit	186,028	3.79%	261,917	4.59%	(75,889)	(28.97)%
Operating expenses
Selling expenses	6,970	0.14%	17,341	0.30%	(10,371)	(59.81)%
General and administrative expenses	393,358	8.02%	120,754	2.12%	272,604	225.75%
Total operating expenses	400,328	8.16%	138,095	2.42%	262,233	189.89%
Operating (loss) income	(214,300)	(4.37)%	123,822	2.17%	(338,122)	(273.07)%
Other income (expenses), net	47,828	0.98%	(11,749)	(0.21)%	59,577	(507.08)%
(Loss) income before income taxes	(166,472)	(3.39)%	112,073	1.96%	(278,545)	(248.54)%
Income tax (benefit) expense	(31,802)	(0.65)%	31,444	0.55%	(63,246)	(201.14)%
Net (loss) income	$(134,670)	(2.74)%	$80,629	1.41%	$(215,299)	(267.02)%

Net Revenues

Net revenues for the three months ended March 31, 2026 and 2025 were $4,907,470 and $5,709,426, respectively, representing a decrease of $801,956, or 14.05%. The decrease was primarily driven by a $646,890 decrease in revenue from property purchases and sales through the Cash Offer program and a $155,066 decrease in real estate service revenue. The decline in Cash Offer revenue was primarily attributable to a lower number of property transactions completed during the three months ended March 31, 2026 compared to the same period in 2025. The decrease in real estate service revenue was primarily due to lower real estate agency commission revenue and no home renovation revenue recognized during the three months ended March 31, 2026.

Cost of Revenues

	Three Months Ended March 31,
	2026	2025	Change	Percentage Change
Cost of property purchases and sales through Cash Offer	$4,684,862	$5,437,924	$(753,062)	(13.85)%
Cost of real estate services	36,580	9,585	26,995	281.64%
Total cost of revenues	$4,721,442	$5,447,509	$(726,067)	(13.33)%
As a percentage of net revenues	96.21%	95.41%

Cost of revenues for the three months ended March 31, 2026 and 2025 was $4,721,442 and $5,447,509, respectively, representing a decrease of $726,067, or 13.33%. The decrease was primarily driven by lower costs associated with property purchases and sales through the Cash Offer program due to fewer Cash Offer transactions completed during the three months ended March 31, 2026 compared to the same period in 2025. Cost of real estate services increased from $9,585 for the three months ended March 31, 2025 to $36,580 for the three months ended March 31, 2026, primarily attributable to higher real estate agency service costs associated with real estate agency transactions completed during the three months ended March 31, 2026. The increase in real estate agent service costs was mainly driven by growth in transaction activity, higher commission expenses associated with increased revenue, expansion into additional markets, and increased use of third-party agents and service providers to support business growth.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2026		2025
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Property purchases and sales through Cash Offer	$148,138	3.02%	$41,966	0.74%
Real estate services	37,890	0.77%	219,951	3.85%
Total	$186,028	3.79%	$261,917	4.59%

Gross profit for the three months ended March 31, 2026 and 2025 was $186,028 and $261,917, respectively, representing a decrease of $75,889, or 28.97%. Gross margin was 3.79% for the three months ended March 31, 2026, compared to 4.59% for the same period in 2025. The decrease in gross profit and gross margin was primarily attributable to lower gross profit from real estate services, partially offset by improved gross profit from property purchases and sales through the Cash Offer program.

Gross profit from property purchases and sales through the Cash Offer program increased by $106,172, from $41,966 for the three months ended March 31, 2025 to $148,138 for the three months ended March 31, 2026, primarily due to improved gross margins on Cash Offer transactions during the three months ended March 31, 2026.

Gross profit from real estate services decreased by $182,061, from $219,951 for the three months ended March 31, 2025 to $37,890 for the three months ended March 31, 2026, primarily attributable to lower real estate agency commission revenue and the absence of home renovation service revenue during the three months ended March 31, 2026.

Selling Expenses

Selling expenses for the three months ended March 31, 2026 and 2025 were $6,970 and $17,341, respectively, representing a decrease of $10,371, or 59.81%. The decrease was primarily attributable to lower advertising and marketing expenditures during the three months ended March 31, 2026 compared to the same period in 2025.

General and Administrative Expenses

The following table summarized our general and administrative expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change	Percentage Change
Legal and professional fees	$167,713	$40,126	$127,587	317.97%
Payroll and payroll tax expenses	69,449	52,107	17,342	33.28%
Rent expense	53,654	12,050	41,604	345.28%
Depreciation and amortization expenses	47,143	4,639	42,504	916.22%
Other general and administrative expenses	55,399	11,832	43,567	368.18%
Total general and administrative expenses	$393,358	$120,754	$272,604	225.75%
As a percentage of net revenues	8.02%	2.12%

General and administrative expenses for the three months ended March 31, 2026 and 2025 were $393,358 and $120,754, respectively, representing an increase of $272,604, or 225.75%. The increase was primarily driven by higher legal and professional fees, depreciation and amortization expenses, rent expense, payroll and payroll tax expenses, and other general and administrative expenses.

Legal and professional fees increased by $127,587, primarily due to additional costs associated with operating as a public company, including legal, accounting, audit, and other professional service fees. In addition, certain professional fees incurred during the three months ended March 31, 2025 were capitalized as deferred offering costs in connection with the Company’s IPO rather than recognized as general and administrative expenses, which impacted the period-over-period comparison. Depreciation and amortization expenses increased by $42,504, primarily due to amortization of internally developed software placed into service in December 2025, as well as depreciation associated with leasehold improvements and other fixed assets. Rent expense increased by $41,604, primarily due to higher office lease costs and additional technology-related lease arrangements. Payroll and payroll tax expenses increased by $17,342, primarily attributable to increased headcount and payroll-related costs. Other general and administrative expenses increased by $43,567, primarily due to higher operational and administrative costs associated with the Company’s business activities during the three months ended March 31, 2026.

Other Income (Expenses), Net

Other income (expenses), net was income of $47,828 for the three months ended March 31, 2026, compared to expense of $11,749 for the three months ended March 31, 2025. Other income during the three months ended March 31, 2026 primarily consisted of interest income earned on cash deposits and other miscellaneous income, partially offset by interest expense. Other expenses during the three months ended March 31, 2025 primarily consisted of unrealized losses on trading securities and interest expense.

Income Tax (Benefit) Expense

Income tax benefit for the three months ended March 31, 2026 was $31,802, compared to income tax expense of $31,444 for the three months ended March 31, 2025. The income tax benefit during the three months ended March 31, 2026 was primarily attributable to the Company’s loss before income taxes and the recognition of deferred tax assets related to net operating loss carryforwards. Income tax expense during the three months ended March 31, 2025 was primarily attributable to taxable income generated during the period.

Net (Loss) Income

Net loss for the three months ended March 31, 2026 was $134,670, compared to net income of $80,629 for the three months ended March 31, 2025, representing a decrease of $215,299, or 267.02%. The decrease was primarily attributable to lower gross profit and higher general and administrative expenses during the three months ended March 31, 2026.

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

Cash Flows For the Three Months Ended March 31, 2026 and 2025

As of March 31, 2026, we had cash and cash equivalents of $3,471,824, other current assets of $1,976,298, current liabilities of $457,021, net working capital of $4,991,101, and a current ratio of 11.92:1. As of December 31, 2025, we had cash and cash equivalents of $7,018,931, other current assets of $128,235, current liabilities of $2,082,601, net working capital of $5,064,565, and a current ratio of 3.43:1.

The following table presented a summary of our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net cash used in operating activities	$(3,292,646)	$(844,832)
Net cash used in investing activities	(252,350)	(136,000)
Net cash used in financing activities	(2,111)	(105,974)
Net decrease in cash and cash equivalents	(3,547,107)	(1,086,806)
Cash and cash equivalents, beginning of period	7,018,931	1,670,949
Cash and cash equivalents, end of period	$3,471,824	$584,143

Net Cash Used in Operating Activities

Net cash used in operating activities was $3,292,646 for the three months ended March 31, 2026, primarily derived from (i) net loss of $134,670, adjusted for non-cash items including deferred income taxes of $35,519, partially offset by operating lease expense of $53,654, and depreciation and amortization of $47,143, and (ii) net changes in operating assets and liabilities as of March 31, 2026 compared to December 31, 2025, primarily consisting of (a) an increase in real estate held for sale of $1,665,203, (b) a decrease in other current liabilities of $1,538,252, (c) a decrease in accounts payable of $89,435, (d) a decrease in operating lease liabilities of $33,254, and (e) an increase in advances to contractors of $12,853, partially offset by (a) a decrease in accounts receivable of $81,993, and (b) a decrease in long-term prepaid expenses of $33,750.

Net cash used in operating activities was $844,832 for the three months ended March 31, 2025, primarily derived from (i) net income of $80,629, adjusted for non-cash items including deferred income taxes of $3,080, partially offset by operating lease expense of $11,337, an unrealized loss on trading securities of $11,007, and depreciation and amortization of $4,639, and (ii) net changes in operating assets and liabilities as of March 31, 2025 compared to December 31, 2024, primarily consisting of (a) an increase in accounts receivable of $1,815,840, (b) an increase in advances to contractors of $26,873, (c) a decrease in accounts payable of $21,300, and (d) a decrease in operating lease liabilities of $11,551, partially offset by (a) a decrease in real estate held for sale of $907,061, (b) a decrease in prepaid expenses and other receivables of $9,979, and (c) an increase in other current liabilities of $9,160.

Net cash used in operating activities was $3,292,646 for the three months ended March 31, 2026, compared to $844,832 for the three months ended March 31, 2025, representing an increase in cash outflow of $2,447,814. This increase was primarily due to (i) an increase in cash outflow of $2,572,264 on real estate held for sale, (ii) an increase in cash outflow of $1,547,412 on other current liabilities, (iii) an increase in cash outflow of $173,924 on net loss adjusted for noncash items, (iv) an increase in cash outflow of $68,135 on accounts payable, (v) an increase in cash outflow of $21,703 on operating lease liabilities, and (vi) a decrease in cash inflow of $9,979 on prepaid expenses and other receivables, partially offset by (i) an increase in cash inflow of $1,897,833 on accounts receivable, (ii) a decrease in cash outflow of $33,750 on long-term prepaid expenses, and (iii) a decrease in cash outflow of $14,020 on advances to contractors.

Net Cash Used in Investing Activities

Net cash used in investing activities was $252,350 for the three months ended March 31, 2026, which primarily consisted of the issuance of a loan receivable of $252,000 and capitalized intangible assets of $350.

Net cash used in investing activities was $136,000 for the three months ended March 31, 2025, which consisted of purchases of trading securities.

Net Cash Used in Financing Activities

Net cash used in financing activities was $2,111 for the three months ended March 31, 2026, which consisted of repayments of auto loan principal.

Net cash used in financing activities was $105,974 for the three months ended March 31, 2025, which primarily consisted of repayments of related party advances of $381,000, payment of offering costs of $49,000, and repayments of auto loan principal of $1,974, partially offset by proceeds from related party advances of $326,000.

Contractual Obligations

Our contractual obligations as of March 31, 2026 were as follows:

	1 Year or Less	More Than 1 Year	Total
Operating lease liabilities	$111,681	$237,612	$349,293
Auto loan payable	8,768	24,506	33,274
Total	$120,449	$262,118	$382,567

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026 and December 31, 2025.

Trend Information

Other than as disclosed elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material effect on our revenue, income from operations, net income, liquidity, or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenue and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenue and expenses incurred during the financial reporting period. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe that the critical accounting policies disclosed in this Quarterly Report on Form 10-Q reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. Further, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for emerging growth companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements contained in our subsequent filings with the SEC may not be comparable to other public companies.

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

The Company’s accounts receivable, loan receivable and certain other financial assets included in the consolidated balance sheets are within the scope of ASC Topic 326. As the Company has limited customers and debtors, the Company uses the loss-rate method to evaluate the expected credit losses on an individual basis. When establishing the loss rate, the Company makes the assessment on various factors, including historical experience, creditworthiness of customers and debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

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

Accounts Receivable, Net

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for credit losses. The Company maintains allowances for credit losses for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns and creditworthiness, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2026 and December 31, 2025, the Company had no allowances for credit losses.

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these assets for the three months ended March 31, 2026 and 2025.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. For the three months ended March 31, 2026 and 2025, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Prior to January 1, 2024, Linkhome Realty filed its income tax return under Subchapter S of the Internal Revenue Code (“IRC”) as a S-corporation, and elected to be taxed as a pass-through entity, for which the income, losses, deductions, and credits flow through to the shareholders of the company for federal income tax purposes. Effective January 1, 2024, Linkhome Realty’s tax status became C-corporation, and is subject to a federal income tax rate of 21% and California state income tax rate of 8.84%. As a parent holding company of Linkhome Realty, Linkhome Holdings was incorporated in the State of Nevada on November 6, 2023, and is only subject to a federal income tax rate of 21%. Effective for the tax year beginning January 1, 2024, and continuing thereafter unless revoked, Linkhome Holdings and Linkhome Realty have elected to file a consolidated federal income tax return.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On March 18, 2026, a civil lawsuit was filed in the United States District Court for the Central District of California relating to a private transaction involving 70,000 restricted shares of the Company’s common stock between private parties. According to the complaint, the underlying transaction involved approximately $280,000 in consideration, and the plaintiff is seeking damages of approximately $560,000, among other relief.

The lawsuit names certain private parties, as well as the Company and the Company’s Chief Executive Officer, as defendants. The Company was not a party to the underlying stock purchase agreement and did not receive any proceeds from the transaction. The Company and its Chief Executive Officer deny the allegations and intend to defend the matter vigorously.

The Company has notified its directors and officers liability insurance carrier regarding the matter. The Company and its executives maintain directors and officers liability insurance coverage.

The litigation remains in a preliminary stage, and the Company is unable to predict the outcome of the matter or reasonably estimate the possible loss, if any. An unfavorable outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linkhome Holdings Inc.

By: /s/ Zhen Qin	Chairman of the Board and Chief Executive Officer	May 13, 2026
Zhen Qin	(Principal Executive Officer)

By: /s/ Na Li	Chief Financial Officer and Director	May 13, 2026
Na Li	(Principal Financial and Accounting Officer)