Form 10-K/A
period 2025-12-31
Linkhome Holdings Inc.
filed 2026-05-19
CIK 2017758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 26, 2026, Linkhome Holdings Inc. had 16,230,000 shares of outstanding Common Stock, par value $0.001 per share.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Linkhome Holdings Inc. (the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2026 (the “Original 10-K”).

This Amendment is being filed to (i) revise the conclusion of the Company’s management regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025 set forth in Item 9A “Controls and Procedures” of the Original 10-K, (ii) supplement the executive compensation disclosure set forth in Item 11 “Executive Compensation” of the Original 10-K to include compensation information for the Company’s Chief Financial Officer, Na Li, as a named executive officer for the fiscal years ended December 31, 2025 and December 31, 2024, (iii) revise the beneficial ownership disclosure set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Original 10-K, and (iv) add disclosure on human capital resources. After reconsideration of the impact of the material weakness in the Company’s internal control over financial reporting disclosed in the Original 10-K, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025, in order to maintain consistency with management’s conclusion regarding the effectiveness of the Company’s internal control over financial reporting as of the same date.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1 “Business,” Item 9A “Controls and Procedures,” Item 11 “Executive Compensation,” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Original 10-K are hereby amended and restated in their entirety in this Amendment. As required by Rule 12b-15, new certifications by the Company’s principal executive officer and principal financial officer required by Rules 13a-14(a) and 15d-14(a) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate any other information or disclosure contained in the Original 10-K, and does not reflect any events occurred after the original filing date of the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the SEC.

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

Employees

As of December 31, 2025, we had a total of ten (10) full-time employees and nine (9) long-term contractors. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be very good. Our future success depends on our continuing ability to attract and retain highly qualified personnel.

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

Based on that evaluation, and in light of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the following material weaknesses:

●	a lack of sufficient in-house qualified accounting staff with the appropriate level of knowledge and experience in the application of U.S. GAAP and SEC financial reporting requirements;

●	inadequate controls and segregation of duties due to limited resources and number of employees;

●	a lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned;

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. We also plan to provide additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements. Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. In addition, we intend to engage third party expertise to assist us to formalize and implement accounting policies and procedures relating to financial reporting and disclosure requirements and to ensure these policies and procedures to be carried out as planned.

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

Item 11. Executive Compensation.

Introduction

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section discusses the material components of the executive compensation program for our named executive officers (“NEOs”) for the fiscal years ended December 31, 2025 (“Fiscal Year 2025”) and December 31, 2024 (“Fiscal Year 2024”), consisting of its Chief Executive Officer Zhen “Bill” Qin and its Chief Financial Officer Na Li. Mr. Qin and Ms. Li were the executive officers of the Company serving in Fiscal Year 2025 and Fiscal Year 2024 whose compensation are required to be reported under SEC rules.

The following discussion may contain forward-looking statements that are based on current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that the Company adopts could vary significantly from historical practices and currently planned programs summarized in this discussion.

Compensation Program

The objective of the compensation program of the Company and its subsidiaries (the “Company Group”) is to provide a total compensation package to its executives, including its NEOs, that will enable the Company Group to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our stockholders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward our executives for performance.

●	Base Salary. Our NEOs are paid a base salary commensurate with the executive’s skill set, experience, performance, role and responsibilities. Under Mr. Qin’s offer letter, he was eligible to receive $3,000 per month in base salary. Mr. Qin received $36,000 in total base salary payments for Fiscal Year 2025. Under Ms. Li’s offer letter, she was eligible to receive $2,800 per month in base salary. Ms. Li received $33,600 in total base salary payments for Fiscal Year 2025.

●	Short-Term Cash Incentives. During Fiscal Year 2025, Mr. Qin did not receive any sales commission. During Fiscal Year 2025, Ms. Na Li received sales commission of $45,000 in connection with real estate transactions conducted in her capacity as a licensed real estate agent. Such commissions were earned pursuant to standard commission arrangements applicable to agents and were not awarded in connection with her role as Chief Financial Officer.

●	Long-Term Equity Incentives. During Fiscal Year 2025, the Company did not grant any incentive equity awards to Mr. Qin or Ms. Li.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by and paid to the Company’s NEOs, Mr. Qin and Ms. Li, for services rendered to the Company Group in all capacities in its Fiscal Year 2025 and Fiscal Year 2024 .

Name and Principal Position	Year(1)	Salary ($)	Commission ($)	Total ($)
Zhen “Bill” Qin	2025	$36,000	$0	$36,000
Chief Executive Officer	2024	$36,000	$0	$36,000
Na Li	2025	$33,600	$45,000	$78,600
Chief Financial Officer	2024	$33,600	$0	$33,600

(1)	The amounts reported as salary represent base salary payments and sales commissions for service.

Narrative Disclosure to the Summary Compensation Table

Employee Benefits

The Company Group does not currently maintain any employee benefits for its employees, including Mr. Qin and Ms. Li.

Agreements with our NEOs

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

Na Li is a party to an employment agreement with Linkhome Realty, dated July 20, 2021 (the “Li Employment Agreement”), under which she serves as Chief Financial Officer of Linkhome Realty. The Li Employment Agreement provides for base salary of $2,800 per month, eligibility for certain employee benefits once adopted by the Company and certain confidentiality covenants that apply during and after employment.

Outstanding Equity Awards at 2025 Fiscal Year-End

Mr. Qin and Ms. Li did not have any outstanding incentive equity awards as of December 31, 2025.

Potential Payments Upon Termination or Change in Control

Mr. Qin is eligible for two weeks of salary continuation following a termination by the Company of his employment and the Qin Employment Agreement. Mr. Qin is not eligible for any other potential payments upon any form of termination or resignation of employment or a change in control of the Company if such event took place on December 31, 2025 or at any other point during Fiscal Year 2025.

Ms. Li is eligible for two weeks of salary continuation following a termination by the Company of her employment and the Li Employment Agreement. Ms. Li is not eligible for any other potential payments upon any form of termination or resignation of employment or a change in control of the Company if such event took place on December 31, 2025 or at any other point during Fiscal Year 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 25, 2026, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding voting securities;

●	each of our named executive officers;

●	each of our directors; and

●	all of our named executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are convertible into or exercisable for shares of common stock within sixty (60) days of March 25, 2026. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the holders named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our common stock held by each holder or group of holders named above, any shares of common stock that such holder or holders has the right to acquire within sixty (60) days of March 25, 2026 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other holder. The inclusion herein of any shares of common stock listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of each beneficial owner listed in the table below is c/o Linkhome Holdings Inc., 17901 Von Karman Ave, Ste 450, Irvine, CA 92614.

	Shares of Common Stock Beneficially Owned	% Total Voting Power
Directors and Named Executive Officers:
Zhen “Bill” Qin(1)	5,070,000	31.24%
Na Li(2)	30,000	0.18%
Yuan Gao	0	0%
Xiaoyu Li	0	0%
Minghui Sun	0	0%
Xin Liu	0	0%
Leung Tsz Kan	0	0%
All executive officers and directors as a group (7 persons)	5,100,000	31.42%
Other 5% Stockholders:
Haiyan Ma(3)	1,800,000	11.09%
Rapid Deals Inc.(4)	1,200,000	7.39%

†	Unless otherwise indicated the business address for each of the individuals is 17901 Von Karman Ave, Ste 450, Irvine,

(1)	Mr. Qin may also be deemed to indirectly beneficially own 30,000 shares of common stock held by his spouse, Ms. Na Li. Mr. Qin disclaims beneficial ownership of the shares held by his spouse except to the extent of his pecuniary interest therein.

(2)	Ms. Li may also be deemed to indirectly beneficially own 5,070,000 shares of common stock held by her spouse, Mr. Zhen “Bill” Qin. Ms. Li disclaims beneficial ownership of the shares held by her spouse except to the extent of her pecuniary interest therein.

(3)	The address of Haiyan Ma is 221 Culture, Irvine, CA 92618.

(4)	The address of Rapid Deals Inc. is 1040 Walnut Ave., Pomona, CA 91766.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINKHOME HOLDINGS INC.

May 19, 2026	By:	/s/ Zhen Qin
Zhen Qin
Chairman of the Board and Chief Executive Officer

Name	Title	Date

/s/ Zhen Qin	Chairman of the Board and Chief Executive Officer	May 19, 2026
Zhen Qin	(Principal Executive Officer)

/s/ Na Li	Chief Financial Officer and Director	May 19, 2026
Na Li	(Principal Financial and Accounting Officer)

/s/ Xiaoyu Li	Director	May 19, 2026
Xiaoyu Li

/s/ Minghui Sun	Director	May 19, 2026
Minghui Sun

/s/ Xin Liu	Director	May 19, 2026
Xin Liu

/s/ Leung Tsz Kan	Director	May 19, 2026
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