Form 10-Q/A
period 2026-03-31
Linkhome Holdings Inc.
filed 2026-06-01
CIK 2017758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Linkhome Holdings Inc. (the “Company,” “we,” “us” or “our”) for the quarterly period ended March 31, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2026 (the “Original Filing”).

The Company is filing this Amendment solely to revise the disclosures in Item 4 (Controls and Procedures) of Part I of the Original Filing in response to a comment received from the staff of the SEC’s Division of Corporation Finance in its comment letter dated May 22, 2026. Specifically, this Amendment revises management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026 to reflect that, because the material weaknesses in internal control over financial reporting identified as of December 31, 2025 and disclosed in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on May 19, 2026 (the “Form 10-K/A”) continued to exist and had not been fully remediated as of March 31, 2026, the Company’s disclosure controls and procedures were not effective as of March 31, 2026.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also includes new certifications by our principal executive officer and principal financial officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto. The financial statements included in the Original Filing have not been restated and are not affected by this Amendment, and management has concluded that, notwithstanding the material weaknesses described in the Form 10-K/A and herein, the condensed consolidated financial statements included in the Original Filing fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of, and for, the periods presented.

Except as described above, this Amendment does not amend, update or restate any other information or disclosures set forth in the Original Filing, and does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2026.

During our preparation of our Annual Report on Form 10-K/A for the year ended December 31, 2025, our management identified material weaknesses in the Company’s internal control over financial reporting related to: (i) a lack of sufficient in-house qualified accounting staff with the appropriate level of knowledge and experience in the application of U.S. GAAP and SEC financial reporting requirements; (ii) inadequate controls and segregation of duties due to limited resources and number of employees; and (iii) a lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned. These material weaknesses continued to exist as of March 31, 2026.

Notwithstanding the identified material weaknesses described above, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Plan of Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We have taken, and are taking, certain actions to remediate the material weaknesses related to our lack of U.S. GAAP experience. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. We also plan to provide additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements. Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP. In addition, we intend to engage third party expertise to assist us to formalize and implement accounting policies and procedures relating to financial reporting and disclosure requirements and to ensure these policies and procedures to be carried out as planned.

Changes in Internal Control over Financial Reporting

Other than ongoing remediation efforts related to the previously identified material weaknesses described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Linkhome Holdings Inc.

By: /s/ Zhen Qin	Chairman of the Board and Chief Executive Officer	June 1, 2026
Zhen Qin	(Principal Executive Officer)

By: /s/ Na Li	Chief Financial Officer and Director	June 1, 2026
Na Li	(Principal Financial and Accounting Officer)