Form 10-Q
period 2026-06-30
Linkhome Holdings Inc.
filed 2026-08-12
CIK 2017758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

☐ Yes ☒ No

As of August 12, 2026 the registrant had a total of 16,530,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$5,102,528	$7,018,931
Investments - trading securities	258,946	-
Accounts receivable	300	109,968
Advances to contractors	64,291	-
Prepayments and other receivables	274,267	18,267
Total Current Assets	5,700,332	7,147,166

Noncurrent Assets
Property and equipment, net	298,255	335,540
Operating lease right-of-use assets, net	1,154,423	1,265,993
Intangible assets, net	508,103	564,753
Deferred tax assets, net	71,662	742
Investment under cost method	50,000	50,000
Long-term prepaid expenses, net	550,125	617,625
Security deposits	33,254	33,254
Total Noncurrent Assets	2,665,822	2,867,907
Total Assets	$8,366,154	$10,015,073

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$4,300	$93,735
Auto loan payable, current	8,908	8,631
Operating lease liabilities, current	113,687	109,711
Other current liabilities	434,345	1,870,524
Total Current Liabilities	561,240	2,082,601

Noncurrent Liabilities
Auto loan payable, noncurrent	22,226	26,754
Operating lease liabilities, noncurrent	208,427	266,282
Total Noncurrent Liabilities	230,653	293,036
Total Liabilities	791,893	2,375,637

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 16,530,000 and 16,230,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	16,530	16,230
Additional paid-in capital	6,587,542	6,389,842
Retained earnings	970,189	1,233,364
Total Stockholders’ Equity	7,574,261	7,639,436
Total Liabilities and Stockholders’ Equity	$8,366,154	$10,015,073

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Revenues (including $0 from related parties for the three months ended June 30, 2026 and 2025, and $0 and $97,560 from related parties for the six months ended June 30, 2026 and 2025, respectively)	$5,411,777	$4,799,556	$10,319,247	$10,508,982
Cost of Revenues	5,253,058	4,690,014	9,974,500	10,137,523
Gross Profit	158,719	109,542	344,747	371,459

Operating Expenses
Selling expenses	17,183	7,455	24,153	24,796
General and administrative expenses	338,843	88,813	732,201	209,567
Total Operating Expenses	356,026	96,268	756,354	234,363
Operating (Loss) Income	(197,307)	13,274	(411,607)	137,096

Other Income (Expenses)
Interest income	10,671	-	35,436	-
Interest expense	(516)	(647)	(1,062)	(1,329)
Realized gain (loss) on trading securities	20,005	(2,651)	20,005	(2,651)
Unrealized (loss) gain on trading securities	(19,111)	11,007	(19,111)	-
Other income (expenses), net	22,105	(119)	45,714	(179)
Total Other Income (Expenses), Net	33,154	7,590	80,982	(4,159)
(Loss) Income before Income Taxes	(164,153)	20,864	(330,625)	132,937
Income Tax (Benefit) Expense	(35,648)	6,446	(67,450)	37,890
Net (Loss) Income	$(128,505)	$14,418	$(263,175)	$95,047
(Loss) Earnings per Share – Basic and Diluted	$(0.01)	$0.00	$(0.02)	$0.01
Weighted Average Number of Common Stock Outstanding – Basic and Diluted	16,233,297	14,505,000	16,231,657	14,505,000

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance at March 31, 2026	-	$-	16,230,000	$16,230	$6,389,842	$1,098,694	$7,504,766
Issuance of common stock in connection with pending acquisition	-	-	300,000	300	197,700	-	198,000
Net loss	-	-	-	-	-	(128,505)	(128,505)
Balance at June 30, 2026	-	$-	16,530,000	$16,530	$6,587,542	$970,189	$7,574,261

Balance at March 31, 2025	-	$-	14,505,000	$14,505	$1,276,690	$1,239,119	$2,530,314
Net income	-	-	-	-	-	14,418	14,418
Balance at June 30, 2025	-	$-	14,505,000	$14,505	$1,276,690	$1,253,537	$2,544,732

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Preferred stock		Common stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance at December 31, 2025	-	$-	16,230,000	$16,230	$6,389,842	$1,233,364	$7,639,436
Issuance of common stock in connection with pending acquisition	-	-	300,000	300	197,700	-	198,000
Net loss	-	-	-	-	-	(263,175)	(263,175)
Balance at June 30, 2026	-	$-	16,530,000	$16,530	$6,587,542	$970,189	$7,574,261

Balance at December 31, 2024	-	$-	14,505,000	$14,505	$1,276,690	$1,158,490	$2,449,685
Net income	-	-	-	-	-	95,047	95,047
Balance at June 30, 2025	-	$-	14,505,000	$14,505	$1,276,690	$1,253,537	$2,544,732

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net (loss) Income	$(263,175)	$95,047
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Realized (gain) loss on trading securities	(20,005)	2,651
Unrealized loss on trading securities	19,111	-
Depreciation and amortization	94,286	9,407
Operating lease expense	104,142	22,673
Deferred income taxes	(70,920)	(3,080)
Changes in operating assets and liabilities:
Accounts receivable	109,668	18,160
Real estate held for sale	-	907,061
Advances to contractors	(64,291)	-
Prepayments and other receivables	(58,000)	9,979
Long-term prepaid expenses	67,500	-
Accounts payable	(89,435)	(21,300)
Other current liabilities	(1,436,181)	(7,887)
Payments for operating leases	(46,451)	(23,101)
Net Cash (Used in) Provided by Operating Activities	(1,653,751)	1,009,610

Cash Flows from Investing Activities
Purchase of trading securities	(258,052)	(274,718)
Proceeds from sale of trading securities	-	272,067
Capitalized intangible assets	(350)	-
Issuance of loan receivable	(252,000)	-
Proceeds from collection of loan receivable	252,000	-
Net Cash Used in Investing Activities	(258,402)	(2,651)

Cash Flows from Financing Activities
Repayments of auto loan payable	(4,250)	(3,983)
Proceeds from related party dues	-	465,347
Repayments of related party dues	-	(381,000)
Payment of offering costs	-	(201,027)
Net Cash Used in Financing Activities	(4,250)	(120,663)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,916,403)	886,296

Cash and Cash Equivalents, Beginning of Period	7,018,931	1,670,949
Cash and Cash Equivalents, End of Period	$5,102,528	$2,557,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,062	$1,329
Cash paid for income taxes	$55,900	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued as prepaid consideration in connection with pending acquisition	$198,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

LINKHOME HOLDINGS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s services primarily include:

●	AI-powered residential real estate brokerage services;

●	transaction solutions through the Company’s Cash Offer fintech program;

●	property management services;

●	home renovation services; and

●	mortgage referral services.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.

The condensed consolidated financial statements include the accounts of Linkhome Holdings and Linkhome Realty. All intercompany transactions and balances between the Company and its subsidiary have been eliminated upon consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements includes all adjustments, consisting only of normal recurring adjustments unless otherwise indicated, considered necessary for a fair presentation of the Company’s financial position as of the date presented and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

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

Investments in Trading Securities

The Company classifies its investments in marketable equity securities as trading securities. Trading securities are initially recorded at cost and subsequently measured at fair value, with both realized and unrealized gains or losses recognized in the consolidated statements of income under “Other Income (Expenses).” Unrealized gains or losses arising from changes in the fair value of trading securities are recognized in the consolidated statements of income in each reporting period, while realized gains or losses are calculated based on the difference between the sale proceeds and the carrying value of the securities sold.

 The Company maintains an investment account with J.P. Morgan Chase. As of June 30, 2026 and December 31, 2025, the fair value of investments in trading securities was $258,946 and $0, respectively. For the three months ended June 30, 2026 and 2025, the Company recognized realized gains (losses) on trading securities of $20,005 and $(2,651), respectively, and unrealized gains (losses) of $(19,111) and $11,007, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized realized gains (losses) on trading securities of $20,005 and $(2,651), respectively, and unrealized gains (losses) of $(19,111) and $0, respectively.

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

The Company’s accounts receivable, loan receivables and certain other financial assets measured at amortized cost are within the scope of ASC Topic 326. As the Company has a limited number of customers and debtors, the Company evaluates expected credit losses based on the specific facts and circumstances of each receivable, including historical experience, the creditworthiness of customers and debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect collectibility. The Company records specific allowances when facts and circumstances indicate that a receivable is unlikely to be collected.

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

Accounts Receivable, Net

Accounts receivable represent amounts for which the Company has an unconditional right to consideration and are stated at their historical carrying amounts, net of the allowance for credit losses. The Company maintains an allowance for credit losses for estimated losses. The Company reviews accounts receivable periodically and records allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns and creditworthiness, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2026 and December 31, 2025, the Company had no allowance for credit losses.

Real Estate Held for Sale

Real estate properties acquired on behalf of clients as part of the Company’s Cash Offer program are classified as real estate held for sale in accordance with the criteria outlined in FASB ASC Topic 360, “Property, Plant, and Equipment.” Under this classification, properties held for sale are measured at the lower of carrying amount or fair value less cost to sell. As of June 30, 2026 and December 31, 2025, the Company had no real estate held for sale.

Advances to Contractors

Advances to contractors represent amounts paid to contractors in advance for home renovation projects that are not yet completed, from which the Company expects to receive future economic benefits within its normal operating cycle. Home renovation projects are generally completed within one to three months from the date the advance payment is made. Advances to contractors were $64,291 and $0 as of June 30, 2026 and December 31, 2025, respectively.

Deferred Initial Public Offering (“IPO”) Costs

The Company accounts for deferred IPO costs in accordance with the requirement of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist of underwriting, legal, consulting, and other expenses incurred up to the balance sheet date that are directly attributable to the planned IPO. In July 2025, the Company completed its initial public offering, and the deferred offering costs were reclassified to additional paid-in capital as a reduction of the IPO proceeds.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred, while additions, renewals and improvements that extend the useful lives of property and equipment are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is reflected in the consolidated statements of income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives by asset classification are generally as follows:

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

In October 2025, the Company invested $50,000 in the common stock of a privately held company, representing an approximate 2.5% ownership interest. Investment under cost method was $50,000 as of June 30, 2026 and December 31, 2025. No impairment was recorded during the three and six months ended June 30, 2026.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds their fair value. No such events or changes in circumstances were identified during the three and six months ended June 30, 2026 and 2025, and no impairment loss was recognized related to these assets.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. For the three and six months ended June 30, 2026 and 2025, the Company did not take any uncertain tax positions that would necessitate the recognition of a related liability.

Prior to January 1, 2024, Linkhome Realty filed its income tax return under Subchapter S of the Internal Revenue Code (“IRC”) as an S-corporation, and elected to be taxed as a pass-through entity, for which the income, losses, deductions, and credits flow through to the shareholders of the company for federal income tax purposes. Effective January 1, 2024, Linkhome Realty’s tax status became a C corporation, and is subject to a federal income tax rate of 21% and California state income tax rate of 8.84%. As a parent holding company of Linkhome Realty, Linkhome Holdings was incorporated in the State of Nevada on November 6, 2023, and is only subject to a federal income tax rate of 21%. Effective for the tax year beginning January 1, 2024, and continuing thereafter unless revoked, Linkhome Holdings and Linkhome Realty have elected to file a consolidated federal income tax return.

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

The Company derives its revenues primarily from real estate services and purchases and sales of real estate through its Cash Offer program.

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

Revenue from Property Purchases and Sales through Cash Offer

The Company’s revenue from purchases and sales through its Cash Offer program primarily consists of purchasing residential properties and subsequently reselling those properties to customers within a short period of time. Under the Cash Offer program, the Company may purchase residential properties using its own capital, with title transferred to Linkhome Realty, and subsequently resell the properties to customers. Both purchase and sales transactions go through an escrow company. The Company is the principal of these transactions and recognizes revenue and cost when the property purchased is sold and escrow is closed. The Company does not recognize a significant financing component because the period between the transfer of the property to the customer and payment is generally short, typically within a few weeks or months.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by revenue stream.

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Real estate service revenue
Real estate agency commission	$39,350	$24,569
Property management service	2,907	1,767
Home renovation service	113,500	72,817
Mortgage referral fee	8,820	20,303
Total real estate service revenue	164,577	119,456
Revenue from property purchases and sales through Cash Offer	5,247,200	4,680,100
Total revenues	$5,411,777	$4,799,556

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Real estate service revenue
Real estate agency commission	$93,850	$236,086
Property management service	9,764	3,534
Home renovation service	113,500	82,769
Mortgage referral fee	21,933	26,603
Total real estate service revenue	239,047	348,992
Revenue from property purchases and sales through Cash Offer	10,080,200	10,159,990
Total revenues	$10,319,247	$10,508,982

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

The following tables present the segment revenues, segment profit or loss, and significant segment expenses included in the measure of segment performance for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Segment revenues(1)	$5,411,777	$4,799,556
Less:
Cost of revenues	5,253,058	4,690,014
Segment gross profit	158,719	109,542
Less:
Payroll and payroll tax expenses	64,766	49,232
Legal and accounting expenses	110,969	6,445
Rent expense	70,547	11,999
Other segment items(2)	28,931	15,587
Depreciation and amortization	47,143	4,768
Interest expense	516	647
Income tax (benefit) expense	(35,648)	6,446
Segment net (loss) income	$(128,505)	$14,418

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net (loss) income	$(128,505)	$14,418

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Segment revenues(1)	$10,319,247	$10,508,982
Less:
Cost of revenues	9,974,500	10,137,523
Segment gross profit	344,747	371,459
Less:
Payroll and payroll tax expenses	134,215	101,339
Legal and accounting expenses	278,682	46,571
Rent expense	124,201	24,049
Other segment items(2)	42,926	55,827
Depreciation and amortization	94,286	9,407
Interest expense	1,062	1,329
Income tax (benefit) expense	(67,450)	37,890
Segment net (loss) income	$(263,175)	$95,047

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net (loss) income	$(263,175)	$95,047

(1)	Segment revenues represent revenues from external customers and are consistent with consolidated net revenues as reported in the Company’s consolidated statements of income. The Company had no intersegment sales during the periods presented.

(2)	Other segment items include marketing expenses, insurance expenses, office expenses, and other overhead expenses.

The following tables present segment assets and expenditures for segment assets. Segment assets are reviewed on a consolidated basis and reflect total consolidated assets as reported in the Company’s consolidated balance sheets. Expenditures for segment assets include additions to long-lived assets.

	June 30, 2026	December 31, 2025
Segment assets	$8,366,154	$10,015,073

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Expenditures for segment assets(1)	$—	$—

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Expenditures for segment assets(1)	$350	$—

(1)	Expenditures for segment assets represent capital expenditures, including purchases of property and equipment and capitalized intangible assets.

All of the Company’s revenues for the three and six months ended June 30, 2026 and 2025 were attributable to operations in the United States, and substantially all of the Company’s long-lived assets as of June 30, 2026 and December 31, 2025 were located in the United States. All customers resided in the United States, and all properties purchased and sold by the Company during the periods presented were located in the United States. Therefore, no geographical disaggregation is presented.

For the three months ended June 30, 2026, revenues from four customers accounted for approximately 31.47%, 31.17%, 19.29%, and 15.03% of the Company’s total revenues, respectively. For the three months ended June 30, 2025, revenues from five customers accounted for approximately 20.91%, 20.16%, 18.04%, 16.02%, and 11.63% of the Company’s total revenues, respectively.

For the six months ended June 30, 2026, revenues from five customers accounted for approximately 16.50%, 16.35%, 10.98%, 10.85%, and 10.12% of the Company’s total revenues, respectively. For the six months ended June 30, 2025, no single customer accounted for 10% or more of the Company’s total revenues.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company has concentrated its credit risk for cash by maintaining deposits in the financial institutions in the United States. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. The Company did not incur any losses on its cash and cash equivalents as of June 30, 2026 and December 31, 2025.

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

As of June 30, 2026, the Company had investments in trading securities with a fair value of $258,946. The publicly traded equity securities included in the investment account were measured at fair value on a recurring basis using Level 1 inputs based on quoted market prices in active markets. As of December 31, 2025, the Company did not have any assets or liabilities measured at fair value on a recurring basis. The carrying values of other financial instruments included in current assets and current liabilities approximate their fair values because of their short maturities.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. No impairment of ROU assets was recognized during the three and six months ended June 30, 2026 and 2025.

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

Earnings per Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding and potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. For the three and six months ended June 30, 2026 and 2025, the Company had no potentially dilutive securities outstanding.

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

On March 18, 2026, a civil lawsuit was filed in the United States District Court for the Central District of California relating to a private transaction involving 70,000 restricted shares of the Company’s common stock between private parties. The complaint names certain private parties, as well as the Company and the Company’s Chief Executive Officer, as defendants, and seeks damages of approximately $560,000, among other relief. The Company was not a party to the underlying stock purchase agreement and did not receive any proceeds from the transaction. The Company and its Chief Executive Officer deny the allegations. Counsel for the Company and its Chief Executive Officer has filed a motion to dismiss the action. The Company has notified its directors’ and officers’ liability insurance carrier regarding the matter and has submitted a claim for coverage under the applicable policy. No assurance can be given as to whether, or to what extent, any loss or defense cost relating to this matter will ultimately be covered under the policy.

The litigation remains ongoing. Based on currently available information, management has concluded that a loss is neither probable nor reasonably estimable as of June 30, 2026 and through the date of issuance of these condensed consolidated financial statements, and accordingly no liability has been accrued in the accompanying condensed consolidated financial statements. The Company will reassess this conclusion as the matter progresses. See Part II, Item 1, “Legal Proceedings,” for additional information.

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

In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date of ASU 2024-03. As clarified, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.

The Company does not believe that any other recently issued but not yet effective authoritative guidance, if adopted currently, would have a material impact on its consolidated financial statements or related disclosures.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, offering costs of $201,027 previously presented within operating activities in the consolidated statement of cash flows for the six months ended June 30, 2025 have been reclassified to financing activities to conform to the current period presentation. This reclassification had no impact on net income or total cash flows.

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Accounts receivable, gross	$300	$109,968
Less: allowance for credit losses	—	—
Accounts receivable	$300	$109,968

NOTE 4 — PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Prepaid acquisition consideration	$198,000	$—
Advance to Constant Investments, Inc.	18,000	—
Advance to escrow	40,000	—
Advance payments for future services	18,000	18,000
Other receivables	267	267
Total prepayments and other receivables	$274,267	$18,267

As of June 30, 2026, prepaid acquisition consideration of $198,000 represented the fair value of 300,000 shares of the Company’s common stock issued in connection with the pending acquisition of Constant Investments, Inc., based on the closing market price of the Company’s common stock on June 30, 2026. See Note 14 — Stockholders’ Equity and Note 15 — Subsequent Events for additional information regarding the acquisition.

NOTE 5 — LOAN RECEIVABLE

In February 2026, the Company entered into a short-term bridge loan arrangement with a third party to facilitate a real estate acquisition transaction. The loan had a principal amount of $252,000, bore interest at 8.99% per annum, was unsecured, and had a stated maturity date of June 22, 2026. In connection with the loan arrangement, the Company was also entitled to an additional transaction support fee of $5,431 for transaction support and administrative services provided to the borrower.

The loan was repaid in full prior to its stated maturity date during the second quarter of 2026. Upon repayment, the Company received $252,000 of principal, $621 of interest, and $5,431 of transaction support fee. During the three and six months ended June 30, 2026, the Company recognized interest income of $621 within “Interest income” and transaction support fee income of $5,431 within “Other income (expenses), net” in the consolidated statements of income. As of June 30, 2026 and December 31, 2025, the Company had no outstanding loan receivable and no allowance for credit losses related to the loan.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Furniture and fixtures	$222,325	$222,325
Office equipment	2,238	2,238
Vehicles	88,028	88,028
Leasehold improvements	86,650	86,650
Total	399,241	399,241
Less: accumulated depreciation	(100,986)	(63,701)
Property and equipment, net	$298,255	$335,540

Depreciation expense was $18,643 and $4,768 for the three months ended June 30, 2026 and 2025, respectively, and $37,286 and $9,407 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 7 — INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Internally developed software	$570,000	$570,000
Trademarks	3,224	2,874
Total	573,224	572,874
Less: accumulated amortization	(65,121)	(8,121)
Intangible assets, net	$508,103	$564,753

In December 2025, the Company placed into service internally developed software related to its AI-driven real estate platform, including the Linkhome website and the Linkhome AI mobile application. The Company capitalized $570,000 of total development costs associated with the platform and began amortization when the software was placed into service on December 5, 2025.

The internally developed software is amortized using the straight-line method over its estimated useful life of five years. Amortization expense related to the internally developed software was $28,500 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $57,000 and $0 for the six months ended June 30, 2026 and 2025, respectively.

The following table presents the estimated future amortization expense related to finite-lived intangible assets as of June 30, 2026:

Year Ended December 31,	Amount
Remaining 2026 (7/1/2026 – 12/31/2026)	$57,000
2027	114,000
2028	114,000
2029	114,000
2030	105,879
Total	$504,879

Trademarks are considered indefinite-lived intangible assets and are not amortized but are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

NOTE 8 — LONG-TERM PREPAID EXPENSES, NET

Long-term prepaid expenses consist of advance payments for services to be received beyond one year.

In July 2025, the Company entered into a financing advisory agreement with a third-party advisor for a five-year term. Under the agreement, the Company made a one-time prepaid advisory fee of $675,000. The prepaid advisory fee is being amortized on a straight-line basis over the contractual service period and recognized as general and administrative expense in the consolidated statements of income. The unamortized balance of the prepaid advisory fee was $550,125 and $617,625 as of June 30, 2026 and December 31, 2025, respectively.

NOTE 9 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Payroll and payroll tax payable	$4,048	$6,157
Federal income tax payable	202,883	229,483
State income tax payable	44,825	70,655
Credit card payable	18,959	11,030
Accrued expenses	31,130	50,614
Customer deposits	80,500	—
Tenant-contributed emergency reserve	2,500	2,500
Customer refund payable	49,500	—
Other payable	—	1,500,085
Total other current liabilities	$434,345	$1,870,524

In December 2025, the Company received $1,500,085 from the same third party described in Note 5 — Loan Receivable in connection with a proposed joint real estate investment. The funds were intended to be used toward the acquisition of a property for investment purposes. The transaction was cancelled on December 31, 2025, and the amount was recorded in other current liabilities as of December 31, 2025. The amount was repaid in full in January 2026, and no related payable remained outstanding as of June 30, 2026.

NOTE 10 — AUTO LOAN PAYABLE

On September 3, 2023, the Company entered into a loan agreement with an unrelated third party for the acquisition of a vehicle. The auto loan, in the form of a promissory note, matures on September 18, 2029 and bears interest at a rate of 6.34% per annum, payable monthly beginning October 18, 2023. Interest expense related to this loan was $516 and $647 for the three months ended June 30, 2026 and 2025, respectively, and $1,062 and $1,329 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 11 — LEASE

The Company previously leased office space in Irvine, California under a lease agreement entered into on July 31, 2023 with a lease term of 24 months, commencing on September 1, 2023 and expiring on August 31, 2025. The initial monthly rental payment was $3,708 from September 1, 2023 to August 31, 2024, with an annual 3.85% increase to $3,850 beginning on September 1, 2024.

In August 2025, the Company entered into a sublease agreement for office space located at 17901 Von Karman Avenue in Irvine, California with a lease term of approximately 42 months, commencing on September 1, 2025 and expiring on February 28, 2029. The monthly base rent under the sublease is $11,085.

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

Operating lease expense was $50,488 and $11,336 for the three months ended June 30, 2026 and 2025, respectively, and $104,142 and $22,673 for the six months ended June 30, 2026 and 2025, respectively.

The following tables present the Company’s operating lease right-of-use assets, lease liabilities, remaining lease term, and discount rate:

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$1,154,423	$1,265,993
Operating lease liabilities – current	$113,687	$109,711
Operating lease liabilities – non-current	208,427	266,282
Total operating lease liabilities	$322,114	$375,993

June 30, 2026
Remaining lease term (years)	2.67
Discount rate	7.38%

The following table presents the future minimum lease payments as of June 30, 2026:

Year Ended December 31,	Operating Lease Liabilities
Remaining 2026 (7/1/2026 – 12/31/2026)	$66,509
2027	133,018
2028	133,018
2029	22,169
Total lease payments	354,714
Less: imputed interest	(32,600)
Present value of lease liabilities	$322,114

NOTE 12 — INCOME TAXES

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

The Company’s provision for income taxes consisted of the following:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Current:
Federal income tax expense	$—	$1,897
State income tax (benefit) expense	(247)	1,469
Deferred:
Federal income tax (benefit) expense	(34,251)	2,311
State income tax (benefit) expense	(1,150)	769
Total income tax (benefit) expense	$(35,648)	$6,446

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Current:
Federal income tax expense	$—	$25,511
State income tax expense	3,470	12,379
Deferred:
Federal income tax benefit	(69,770)	—
State income tax benefit	(1,150)	—
Total income tax (benefit) expense	$(67,450)	$37,890

The following tables reconcile the federal statutory income tax rate to the Company’s effective tax rate for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Federal statutory income tax rate	21.00%	21.00%
State statutory income tax rate, net of federal benefit	0.82%	9.25%
Permanent difference (non-deductible expenses)	(0.10)%	0.65%
Effective tax rate	21.72%	30.90%

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Federal statutory income tax rate	21.00%	21.00%
State statutory income tax rate, net of federal benefit	(0.48)%	7.36%
Permanent difference (non-deductible expenses)	(0.12)%	0.15%
Effective tax rate	20.40%	28.51%

As of June 30, 2026 and December 31, 2025, the net deferred tax assets consisted of the following:

	June 30, 2026	December 31, 2025
Deferred tax assets:
Unrealized loss on trading securities	$5,348	$—
Capital loss carryforward	—	742
Net operating loss carryforward	66,314	—
Less: valuation allowance	—	—
Deferred tax assets, net	$71,662	$742

The Company evaluates its valuation allowance requirements at the end of each reporting period by reviewing all available evidence, both positive and negative, and assessing whether, based on the weight of the evidence, a valuation allowance is needed. As of June 30, 2026, the Company had deferred tax assets of $71,662, primarily related to net operating loss carryforwards and unrealized losses on trading securities. As of December 31, 2025, the Company had deferred tax assets of $742 related to a capital loss carryforward. Management evaluated the available evidence regarding the realizability of the deferred tax assets and concluded that a valuation allowance was not required as of June 30, 2026 and December 31, 2025.

NOTE 13 — RELATED PARTY TRANSACTIONS

Net Revenues — Related Party

The Company had no related-party revenues for the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026. For the six months ended June 30, 2025, the Company provided real estate agency services to Na Li, the Company’s Chief Financial Officer and a director, in connection with the sale of one property. The Company earned $126,000 in real estate agency commission revenue and paid a referral fee of $28,440 in connection with the transaction, resulting in net related-party revenue of $97,560.

NOTE 14 — STOCKHOLDERS’ EQUITY

Linkhome Holdings was incorporated in the State of Nevada on November 6, 2023. The authorized number of shares of preferred stock is 1,000,000 shares with $0.001 par value; no shares of preferred stock were issued or outstanding as of June 30, 2026 and December 31, 2025. The authorized number of shares of common stock is 100,000,000 shares with $0.001 par value. As of June 30, 2026 and December 31, 2025, the Company had 16,530,000 and 16,230,000 shares of common stock issued and outstanding, respectively.

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

On June 30, 2026, the Company issued 300,000 shares of common stock in connection with the pending acquisition of Constant Investments, Inc. The shares had an aggregate fair value of $198,000 based on the closing market price of the Company’s common stock on June 30, 2026 and were recorded as prepaid acquisition consideration.

NOTE 15 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements.

Acquisition of Constant Investments, Inc.

On July 1, 2026, the Company completed the acquisition of all of the issued and outstanding shares of Constant Investments, Inc., doing business as Mortgage One Group (“Mortgage One”), pursuant to the Stock Purchase Agreement dated May 8, 2026, as amended on May 12, 2026. As a result of the acquisition, Mortgage One became a wholly owned subsidiary of the Company. The purchase consideration consisted of 300,000 shares of the Company’s common stock and contingent cash consideration of up to $750,000 based on the post-closing performance of Mortgage One’s mortgage origination business over a two-year period. In connection with the acquisition, the Company also entered into consulting arrangements with the sellers providing for aggregate cash compensation of $250,000 for transition support and related services over the two-year post-closing period. Such consulting compensation is separate from the purchase consideration.

The following unaudited supplemental pro forma information presents the combined results of operations of the Company and Mortgage One as if the acquisition had occurred at the beginning of the periods presented:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net revenues	$11,671,241	$12,244,944
Net (loss) income	$(522,151)	$73,571

The pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future operating results. The pro forma information is based on historical financial information currently available to the Company and is subject to change upon completion of the purchase price allocation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and included in other portions of this Quarterly Report on Form 10-Q.

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

Related Party Transactions

During the six months ended June 30, 2025, the Company provided real estate agency services to Na Li, the Company’s Chief Financial Officer and Director, assisting with the sale of one property. The Company earned $126,000 in real estate agency commission revenue and paid a referral fee of $28,440 in connection with the transaction, resulting in net revenue of $97,560 recognized by the Company. The transaction occurred during the three months ended March 31, 2025. The Company did not engage in any related party transactions during the three months ended June 30, 2025 or during the three and six months ended June 30, 2026.

Selected Income Statement Items

Net Revenues

We derive our net revenues from (i) real estate purchases and sales made through Cash Offer, and (ii) real estate services, including acting as a real estate agency for buying and selling properties, property management, home renovation and mortgage referral services. The following tables present our net revenues by revenue stream for the periods presented:

	Three Months Ended June 30,
	2026		2025		Change
	Amount	%	Amount	%	Amount	%
Revenue from property purchases and sales through Cash Offer	$5,247,200	96.96%	$4,680,100	97.51%	$567,100	12.12%
Real estate service revenue
Real estate agency commission	39,350	0.73%	24,569	0.51%	14,781	60.16%
Property management service	2,907	0.05%	1,767	0.04%	1,140	64.52%
Home renovation service	113,500	2.10%	72,817	1.52%	40,683	55.87%
Mortgage referral fee	8,820	0.16%	20,303	0.42%	(11,483)	(56.56)%
Total real estate service revenue	164,577	3.04%	119,456	2.49%	45,121	37.77%
Total net revenues	$5,411,777	100.00%	$4,799,556	100.00%	$612,221	12.76%

	Six Months Ended June 30,
	2026		2025		Change
	Amount	%	Amount	%	Amount	%
Revenue from property purchases and sales through Cash Offer	$10,080,200	97.68%	$10,159,990	96.68%	$(79,790)	(0.79)%
Real estate service revenue
Real estate agency commission	93,850	0.91%	236,086	2.25%	(142,236)	(60.25)%
Property management service	9,764	0.09%	3,534	0.03%	6,230	176.29%
Home renovation service	113,500	1.10%	82,769	0.79%	30,731	37.13%
Mortgage referral fee	21,933	0.22%	26,603	0.25%	(4,670)	(17.55)%
Total real estate service revenue	239,047	2.32%	348,992	3.32%	(109,945)	(31.50)%
Total net revenues	$10,319,247	100.00%	$10,508,982	100.00%	$(189,735)	(1.81)%

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

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenue from property purchases and sales through our Cash Offer program accounted for 96.96% and 97.51% of net revenues for the three months ended June 30, 2026 and 2025, respectively. Revenue from this program increased by $567,100, or 12.12%, from $4,680,100 for the three months ended June 30, 2025 to $5,247,200 for the three months ended June 30, 2026.

For the three months ended June 30, 2026 and 2025, we completed four and seven property transactions, respectively, through the Cash Offer program. Although the number of transactions decreased, the increase in revenue was primarily attributable to a higher average transaction price, which increased from approximately $0.67 million for the three months ended June 30, 2025 to approximately $1.31 million for the three months ended June 30, 2026. Management believes the decrease in the number of transactions was primarily attributable to elevated interest rates and softer residential real estate market activity, while the increase in average transaction price primarily reflected the mix of properties transacted during the period, as the Cash Offer transactions completed during the three months ended June 30, 2026 involved higher-priced properties on average than those completed during the same period in 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

Revenue from property purchases and sales through our Cash Offer program accounted for 97.68% and 96.68% of net revenues for the six months ended June 30, 2026 and 2025, respectively. Revenue from this program decreased by $79,790, or 0.79%, from $10,159,990 for the six months ended June 30, 2025 to $10,080,200 for the six months ended June 30, 2026.

For the six months ended June 30, 2026 and 2025, we completed nine and thirteen property transactions, respectively, through the Cash Offer program. The decrease in the number of transactions was substantially offset by an increase in average transaction price from approximately $0.78 million for the six months ended June 30, 2025 to approximately $1.12 million for the six months ended June 30, 2026. Management believes the lower transaction count was primarily attributable to elevated interest rates and softer residential real estate market activity, while the higher average transaction price primarily reflected the mix of properties transacted during the period.

Real Estate Service Revenue

We offer comprehensive real estate services tailored to meet the diverse needs of our clients. Our real estate service revenue consists primarily of real estate agency commissions for buying and selling properties for clients, and revenue generated from property management, home renovation and mortgage referral services.

Comparison of the Three Months Ended June 30, 2026 and 2025

Real estate service revenue accounted for 3.04% and 2.49% of net revenues for the three months ended June 30, 2026 and 2025, respectively. Real estate service revenue increased by $45,121, or 37.77%, from $119,456 for the three months ended June 30, 2025 to $164,577 for the three months ended June 30, 2026. The increase was primarily attributable to increases in real estate agency commission revenue, home renovation service revenue and property management service revenue, partially offset by a decrease in mortgage referral revenue.

Real estate agency commission revenue increased by $14,781, or 60.16%, from $24,569 for the three months ended June 30, 2025 to $39,350 for the three months ended June 30, 2026. The increase was primarily driven by a higher number of real estate transactions and greater total transaction volume, together with a higher average transaction price. For the three months ended June 30, 2026 and 2025, we completed three and two real estate transactions, respectively, with total transaction volume of approximately $3.5 million and $2.1 million, respectively. The average transaction price increased from approximately $1.03 million for the three months ended June 30, 2025 to approximately $1.16 million for the three months ended June 30, 2026.

Revenue from property management services increased by $1,140, or 64.52%, from $1,767 for the three months ended June 30, 2025 to $2,907 for the three months ended June 30, 2026. The increase was primarily attributable to growth in ongoing property management activities. The number of properties under ongoing property management increased to five properties as of June 30, 2026, compared to three properties as of June 30, 2025. No tenant placements were completed during either three-month period.

Revenue from home renovation services increased by $40,683, or 55.87%, from $72,817 for the three months ended June 30, 2025 to $113,500 for the three months ended June 30, 2026. We completed two home renovation projects during each period. The increase in revenue was primarily attributable to differences in project mix and scope of work, as the projects completed during the three months ended June 30, 2026 involved higher-value renovation work than those completed during the same period in 2025.

Revenue from mortgage referral services decreased by $11,483, or 56.56%, from $20,303 for the three months ended June 30, 2025 to $8,820 for the three months ended June 30, 2026. We assisted three clients in securing mortgage loans during each period. The decrease was primarily attributable to lower average referral fees earned per completed loan transaction. Referral fees vary depending on factors such as the amount and terms of the underlying mortgage loan and the applicable referral arrangement with the mortgage service provider.

Comparison of the Six Months Ended June 30, 2026 and 2025

Real estate service revenue accounted for 2.32% and 3.32% of net revenues for the six months ended June 30, 2026 and 2025, respectively. Real estate service revenue decreased by $109,945, or 31.50%, from $348,992 for the six months ended June 30, 2025 to $239,047 for the six months ended June 30, 2026. The decrease was primarily attributable to decreases in real estate agency commission revenue and mortgage referral revenue, partially offset by increases in property management and home renovation service revenues.

Real estate agency commission revenue decreased by $142,236, or 60.25%, from $236,086 for the six months ended June 30, 2025 to $93,850 for the six months ended June 30, 2026. The decrease was primarily attributable to fewer real estate transactions and lower total transaction volume, partially offset by a higher average transaction price. For the six months ended June 30, 2026 and 2025, we completed six and ten real estate transactions, respectively, with total transaction volume of approximately $6.3 million and $9.2 million, respectively. The average transaction price increased from approximately $0.92 million for the six months ended June 30, 2025 to approximately $1.05 million for the six months ended June 30, 2026.

Revenue from property management services increased by $6,230, or 176.29%, from $3,534 for the six months ended June 30, 2025 to $9,764 for the six months ended June 30, 2026. The increase was primarily attributable to growth in tenant placement services and ongoing property management activities. We completed two tenant placements during the six months ended June 30, 2026, compared to no tenant placements during the same period in 2025. In addition, the number of properties under ongoing property management increased to five properties as of June 30, 2026, compared to three properties as of June 30, 2025.

Revenue from home renovation services increased by $30,731, or 37.13%, from $82,769 for the six months ended June 30, 2025 to $113,500 for the six months ended June 30, 2026. We completed two and three home renovation projects during the six months ended June 30, 2026 and 2025, respectively. Despite completing fewer projects, revenue increased primarily due to differences in project mix and scope of work, as the projects completed during the six months ended June 30, 2026 involved higher-value renovation work on average than those completed during the same period in 2025.

Revenue from mortgage referral services decreased by $4,670, or 17.55%, from $26,603 for the six months ended June 30, 2025 to $21,933 for the six months ended June 30, 2026. We assisted six clients in securing mortgage loans during each period. The decrease was primarily attributable to lower average referral fees earned per completed loan transaction. Referral fees vary depending on factors such as the amount and terms of the underlying mortgage loan and the applicable referral arrangement with the mortgage service provider.

Cost of Revenues

Our cost of revenues consists primarily of (i) costs related to property purchases made through the Cash Offer program, which properties are subsequently sold to customers, and (ii) costs associated with real estate services, including commission expenses for real estate agents and renovation costs incurred for home renovation services.

We derive our cost of revenues from two revenue streams: (i) property purchases and sales through Cash Offer and (ii) real estate services. The following tables present our cost of revenues by revenue stream for the periods presented.

	Three Months Ended June 30,
	2026		2025		Change
	Amount	%	Amount	%	Amount	%
Cost of property purchases and sales through Cash Offer	$5,171,924	98.46%	$4,627,790	98.67%	$544,134	11.76%
Cost of real estate services	81,134	1.54%	62,224	1.33%	18,910	30.39%
Total cost of revenues	$5,253,058	100.00%	$4,690,014	100.00%	$563,044	12.01%

	Six Months Ended June 30,
	2026		2025		Change
	Amount	%	Amount	%	Amount	%
Cost of property purchases and sales through Cash Offer	$9,856,786	98.82%	$10,065,714	99.29%	$(208,928)	(2.08)%
Cost of real estate services	117,714	1.18%	71,809	0.71%	45,905	63.93%
Total cost of revenues	$9,974,500	100.00%	$10,137,523	100.00%	$(163,023)	(1.61)%

Comparison of the Three Months Ended June 30, 2026 and 2025

Cost of property purchases and sales through Cash Offer increased by $544,134, or 11.76%, from $4,627,790 for the three months ended June 30, 2025 to $5,171,924 for the three months ended June 30, 2026. The increase was primarily attributable to the higher aggregate cost of the properties sold through the Cash Offer program during the three months ended June 30, 2026. Although the number of Cash Offer transactions decreased from seven to four, the transactions completed during the three months ended June 30, 2026 involved higher-priced properties on average than those completed during the same period in 2025, consistent with the increase in average transaction price discussed above.

Cost of real estate services increased by $18,910, or 30.39%, from $62,224 for the three months ended June 30, 2025 to $81,134 for the three months ended June 30, 2026. Cost of real estate services during both periods consisted primarily of costs associated with home renovation services. The increase was primarily attributable to differences in the mix and scope of renovation projects completed during the respective periods, as the projects completed during the three months ended June 30, 2026 involved higher-value renovation work than those completed during the same period in 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

Cost of property purchases and sales through Cash Offer decreased by $208,928, or 2.08%, from $10,065,714 for the six months ended June 30, 2025 to $9,856,786 for the six months ended June 30, 2026. The decrease was primarily attributable to fewer Cash Offer transactions completed during the six months ended June 30, 2026. We completed nine Cash Offer transactions during the six months ended June 30, 2026, compared to thirteen during the same period in 2025. The impact of the lower transaction count was substantially offset by higher average transaction values, as the properties transacted during the six months ended June 30, 2026 were higher-priced on average than those transacted during the same period in 2025.

Cost of real estate services increased by $45,905, or 63.93%, from $71,809 for the six months ended June 30, 2025 to $117,714 for the six months ended June 30, 2026. The increase was primarily attributable to higher real estate agency service costs and home renovation service costs. Real estate agency service costs increased from $2,085 for the six months ended June 30, 2025 to $36,580 for the six months ended June 30, 2026. Although real estate agency commission revenue decreased during the six months ended June 30, 2026, real estate agency service costs increased primarily because a higher proportion of transactions involved commission splits paid to cooperating external agents, reflecting the Company’s use of more competitive commission structures to support transaction activity and geographic expansion. Home renovation service costs increased from $69,724 for the six months ended June 30, 2025 to $81,134 for the six months ended June 30, 2026, primarily reflecting differences in the mix and scope of renovation projects completed during the respective periods.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our consolidated results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	% of Revenues	2025	% of Revenues	Change	Percentage Change
Net revenues	$5,411,777	100.00%	$4,799,556	100.00%	$612,221	12.76%
Cost of revenues	5,253,058	97.07%	4,690,014	97.72%	563,044	12.01%
Gross profit	158,719	2.93%	109,542	2.28%	49,177	44.89%
Operating expenses
Selling expenses	17,183	0.32%	7,455	0.16%	9,728	130.49%
General and administrative expenses	338,843	6.26%	88,813	1.85%	250,030	281.52%
Total operating expenses	356,026	6.58%	96,268	2.01%	259,758	269.83%
Operating (loss) income	(197,307)	(3.65)%	13,274	0.28%	(210,581)	(1,586.42)%
Other income (expenses), net	33,154	0.61%	7,590	0.16%	25,564	336.81%
(Loss) income before income taxes	(164,153)	(3.03)%	20,864	0.43%	(185,017)	(886.78)%
Income tax (benefit) expense	(35,648)	(0.66)%	6,446	0.13%	(42,094)	(653.03)%
Net (loss) income	$(128,505)	(2.37)%	$14,418	0.30%	$(142,923)	(991.28)%

Net Revenues

Net revenues for the three months ended June 30, 2026 and 2025 were $5,411,777 and $4,799,556, respectively, representing an increase of $612,221, or 12.76%. The increase was primarily driven by a $567,100 increase in revenue from property purchases and sales through the Cash Offer program and a $45,121 increase in real estate service revenue. The increase in Cash Offer revenue was primarily attributable to higher average transaction prices, which more than offset the decrease in the number of transactions, while the increase in real estate service revenue was primarily attributable to higher real estate agency commission, home renovation and property management revenues, partially offset by lower mortgage referral revenue.

Cost of Revenues

	Three Months Ended June 30,
	2026	2025	Change	Percentage Change
Cost of property purchases and sales through Cash Offer	$5,171,924	$4,627,790	$544,134	11.76%
Cost of real estate services	81,134	62,224	18,910	30.39%
Total cost of revenues	$5,253,058	$4,690,014	$563,044	12.01%
As a percentage of net revenues	97.07%	97.72%

Cost of revenues for the three months ended June 30, 2026 and 2025 was $5,253,058 and $4,690,014, respectively, representing an increase of $563,044, or 12.01%. The increase was primarily driven by a $544,134 increase in costs associated with property purchases and sales through the Cash Offer program and an $18,910 increase in costs associated with real estate services. The increase in Cash Offer costs primarily reflected the higher average cost of properties sold during the period, while the increase in real estate service costs was primarily attributable to higher home renovation service costs associated with differences in the mix and scope of renovation projects completed during the three months ended June 30, 2026.

Gross Profit and Gross Margin

	Three Months Ended June 30,
	2026		2025
	Gross Profit	% of Net Revenues	Gross Profit	% of Net Revenues
Property purchases and sales through Cash Offer	$75,276	1.39%	$52,310	1.09%
Real estate services	83,443	1.54%	57,232	1.19%
Total	$158,719	2.93%	$109,542	2.28%

Gross profit for the three months ended June 30, 2026 and 2025 was $158,719 and $109,542, respectively, representing an increase of $49,177, or 44.89%. Gross margin increased to 2.93% for the three months ended June 30, 2026 from 2.28% for the same period in 2025. The increase in gross profit and gross margin was attributable to higher gross profit from both property purchases and sales through the Cash Offer program and real estate services.

Gross profit from property purchases and sales through the Cash Offer program increased by $22,966, from $52,310 for the three months ended June 30, 2025 to $75,276 for the three months ended June 30, 2026, primarily due to more favorable margins on Cash Offer transactions completed during the three months ended June 30, 2026.

Gross profit from real estate services increased by $26,211, from $57,232 for the three months ended June 30, 2025 to $83,443 for the three months ended June 30, 2026. The increase was primarily attributable to stronger gross profit from home renovation services, reflecting the mix and scope of renovation projects completed during the three months ended June 30, 2026.

Selling Expenses

Selling expenses for the three months ended June 30, 2026 and 2025 were $17,183 and $7,455, respectively, representing an increase of $9,728, or 130.49%. The increase was primarily attributable to higher staging expenses and advertising and marketing expenditures during the three months ended June 30, 2026 compared to the same period in 2025.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change	Percentage Change
Legal and professional fees	$110,969	$6,445	$104,524	1,621.78%
Payroll and payroll tax expenses	64,766	49,232	15,534	31.55%
Rent expense	70,546	11,999	58,547	487.94%
Depreciation and amortization expenses	47,143	4,768	42,375	888.75%
Other general and administrative expenses	45,419	16,369	29,050	177.47%
Total general and administrative expenses	$338,843	$88,813	$250,030	281.52%
As a percentage of net revenues	6.26%	1.85%

General and administrative expenses for the three months ended June 30, 2026 and 2025 were $338,843 and $88,813, respectively, representing an increase of $250,030, or 281.52%. The increase was primarily driven by higher legal and professional fees, rent expense, and depreciation and amortization expenses, together with increases in payroll and payroll tax expenses and other general and administrative expenses.

Legal and professional fees increased by $104,524, primarily due to higher legal, accounting, audit, SEC reporting and other professional service costs associated with operating as a public company. In addition, certain professional fees incurred during the three months ended June 30, 2025 were capitalized as deferred offering costs in connection with the Company’s IPO rather than recognized as general and administrative expenses, which impacted the period-over-period comparison. Rent expense increased by $58,547, primarily due to higher office lease costs and additional technology-related lease arrangements. Depreciation and amortization expenses increased by $42,375, primarily due to amortization of internally developed software placed in service in December 2025, as well as depreciation associated with leasehold improvements and other fixed assets. Payroll and payroll tax expenses increased by $15,534, primarily due to increases in employee compensation. Other general and administrative expenses increased by $29,050, primarily due to higher office and travel expenses during the three months ended June 30, 2026.

Other Income (Expenses), Net

Other income, net was $33,154 for the three months ended June 30, 2026, compared to $7,590 for the three months ended June 30, 2025. Other income during the three months ended June 30, 2026 primarily consisted of interest income, realized gains on trading securities and other miscellaneous income, partially offset by unrealized losses on trading securities and interest expense. Other income during the three months ended June 30, 2025 primarily consisted of unrealized gains on trading securities, partially offset by realized losses on trading securities, interest expense and other expenses.

Income Tax (Benefit) Expense

Income tax benefit for the three months ended June 30, 2026 was $35,648, compared to income tax expense of $6,446 for the three months ended June 30, 2025. The income tax benefit during the three months ended June 30, 2026 was primarily attributable to the Company’s loss before income taxes and the recognition of deferred tax assets related to net operating loss carryforwards and unrealized losses on trading securities. Income tax expense during the three months ended June 30, 2025 was primarily attributable to taxable income generated during the period.

Net (Loss) Income

Net loss for the three months ended June 30, 2026 was $128,505, compared to net income of $14,418 for the three months ended June 30, 2025, representing a decrease of $142,923. The decrease was primarily attributable to higher general and administrative expenses during the three months ended June 30, 2026, partially offset by higher gross profit.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our consolidated results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	% of Revenues	2025	% of Revenues	Change	Percentage Change
Net revenues	$10,319,247	100.00%	$10,508,982	100.00%	$(189,735)	(1.81)%
Cost of revenues	9,974,500	96.66%	10,137,523	96.47%	(163,023)	(1.61)%
Gross profit	344,747	3.34%	371,459	3.53%	(26,712)	(7.19)%
Operating expenses
Selling expenses	24,153	0.23%	24,796	0.24%	(643)	(2.59)%
General and administrative expenses	732,201	7.10%	209,567	1.99%	522,634	249.39%
Total operating expenses	756,354	7.33%	234,363	2.23%	521,991	222.73%
Operating (loss) income	(411,607)	(3.99)%	137,096	1.30%	(548,703)	(400.23)%
Other income (expenses), net	80,982	0.78%	(4,159)	(0.04)%	85,141	(2,047.15)%
(Loss) income before income taxes	(330,625)	(3.20)%	132,937	1.26%	(463,562)	(348.71)%
Income tax (benefit) expense	(67,450)	(0.65)%	37,890	0.36%	(105,340)	(278.02)%
Net (loss) income	$(263,175)	(2.55)%	$95,047	0.90%	$(358,222)	(376.89)%

Net Revenues

Net revenues for the six months ended June 30, 2026 and 2025 were $10,319,247 and $10,508,982, respectively, representing a decrease of $189,735, or 1.81%. The decrease was primarily driven by a $79,790 decrease in revenue from property purchases and sales through the Cash Offer program and a $109,945 decrease in real estate service revenue. The decrease in Cash Offer revenue was primarily attributable to fewer transactions, substantially offset by higher average transaction prices, while the decrease in real estate service revenue was primarily attributable to lower real estate agency commission and mortgage referral revenues, partially offset by higher property management and home renovation revenues.

Cost of Revenues

	Six Months Ended June 30,
	2026	2025	Change	Percentage Change
Cost of property purchases and sales through Cash Offer	$9,856,786	$10,065,714	$(208,928)	(2.08)%
Cost of real estate services	117,714	71,809	45,905	63.93%
Total cost of revenues	$9,974,500	$10,137,523	$(163,023)	(1.61)%
As a percentage of net revenues	96.66%	96.47%

Cost of revenues for the six months ended June 30, 2026 and 2025 was $9,974,500 and $10,137,523, respectively, representing a decrease of $163,023, or 1.61%. The decrease was primarily driven by a $208,928 decrease in costs associated with property purchases and sales through the Cash Offer program, partially offset by a $45,905 increase in costs associated with real estate services. The decrease in Cash Offer costs primarily reflected fewer transactions completed during the six months ended June 30, 2026, partially offset by the higher average cost of properties sold. The increase in real estate service costs was primarily attributable to higher real estate agency service costs associated with commission splits paid to cooperating external agents and higher home renovation service costs.

Gross Profit and Gross Margin

	Six Months Ended June 30,
	2026		2025
	Gross Profit	% of Net Revenues	Gross Profit	% of Net Revenues
Property purchases and sales through Cash Offer	$223,414	2.16%	$94,276	0.90%
Real estate services	121,333	1.18%	277,183	2.63%
Total	$344,747	3.34%	$371,459	3.53%

Gross profit for the six months ended June 30, 2026 and 2025 was $344,747 and $371,459, respectively, representing a decrease of $26,712, or 7.19%. Gross margin decreased to 3.34% for the six months ended June 30, 2026 from 3.53% for the same period in 2025. The decrease in gross profit and gross margin was primarily attributable to lower gross profit from real estate services, partially offset by higher gross profit from property purchases and sales through the Cash Offer program.

Gross profit from property purchases and sales through the Cash Offer program increased by $129,138, from $94,276 for the six months ended June 30, 2025 to $223,414 for the six months ended June 30, 2026, primarily due to more favorable margins on Cash Offer transactions completed during the six months ended June 30, 2026.

Gross profit from real estate services decreased by $155,850, from $277,183 for the six months ended June 30, 2025 to $121,333 for the six months ended June 30, 2026. The decrease was primarily attributable to lower gross profit from real estate agency services, reflecting lower real estate agency commission revenue and higher costs associated with commission splits paid to cooperating external agents, partially offset by stronger gross profit from home renovation services.

Selling Expenses

Selling expenses for the six months ended June 30, 2026 and 2025 were $24,153 and $24,796, respectively, representing a decrease of $643, or 2.59%. The decrease was primarily attributable to lower advertising and marketing expenditures, partially offset by higher staging expenses during the six months ended June 30, 2026 compared to the same period in 2025.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change	Percentage Change
Legal and professional fees	$278,682	$46,571	$232,111	498.41%
Payroll and payroll tax expenses	134,215	101,339	32,876	32.44%
Rent expense	124,201	24,049	100,152	416.46%
Depreciation and amortization expenses	94,286	9,407	84,879	902.30%
Other general and administrative expenses	100,817	28,201	72,616	257.49%
Total general and administrative expenses	$732,201	$209,567	$522,634	249.39%
As a percentage of net revenues	7.10%	1.99%

General and administrative expenses for the six months ended June 30, 2026 and 2025 were $732,201 and $209,567, respectively, representing an increase of $522,634, or 249.39%. The increase was primarily driven by higher legal and professional fees, rent expense, and depreciation and amortization expenses, together with increases in payroll and payroll tax expenses and other general and administrative expenses.

Legal and professional fees increased by $232,111, primarily due to higher legal, accounting, audit, SEC reporting and other professional service costs associated with operating as a public company. In addition, certain professional fees incurred during the six months ended June 30, 2025 were capitalized as deferred offering costs in connection with the Company’s IPO rather than recognized as general and administrative expenses, which impacted the period-over-period comparison. Rent expense increased by $100,152, primarily due to higher office lease costs and additional technology-related lease arrangements. Depreciation and amortization expenses increased by $84,879, primarily due to amortization of internally developed software placed in service in December 2025, as well as depreciation associated with leasehold improvements and other fixed assets. Payroll and payroll tax expenses increased by $32,876, primarily due to increases in employee compensation. Other general and administrative expenses increased by $72,616, primarily due to higher office expenses, insurance expenses and travel expenses during the six months ended June 30, 2026.

Other Income (Expenses), Net

Other income, net was $80,982 for the six months ended June 30, 2026, compared to other expenses, net of $4,159 for the six months ended June 30, 2025. Other income during the six months ended June 30, 2026 primarily consisted of interest income, realized gains on trading securities and other miscellaneous income, partially offset by unrealized losses on trading securities and interest expense. Other expenses during the six months ended June 30, 2025 primarily consisted of realized losses on trading securities, interest expense and other expenses.

Income Tax (Benefit) Expense

Income tax benefit for the six months ended June 30, 2026 was $67,450, compared to income tax expense of $37,890 for the six months ended June 30, 2025. The income tax benefit during the six months ended June 30, 2026 was primarily attributable to the Company’s loss before income taxes and the recognition of deferred tax assets related to net operating loss carryforwards and unrealized losses on trading securities. Income tax expense during the six months ended June 30, 2025 was primarily attributable to taxable income generated during the period.

Net (Loss) Income

Net loss for the six months ended June 30, 2026 was $263,175, compared to net income of $95,047 for the six months ended June 30, 2025, representing a decrease of $358,222. The decrease was primarily attributable to higher general and administrative expenses, together with lower gross profit, during the six months ended June 30, 2026.

Liquidity and Capital Resources

Historically, the Company has funded its operations and working capital requirements primarily through operating cash flows, shareholder contributions and equity financing. Our liquidity position improved significantly during 2025, primarily due to proceeds from the issuance of common stock in connection with our initial public offering.

We believe that our current cash position and expected operating cash flows will be sufficient to meet our working capital and operating requirements for at least the next twelve months from the date of issuance of the condensed consolidated financial statements. However, as we continue to expand our business, including potential investments in technology development and real estate transaction activities, we may seek additional financing from time to time. Such financing may include equity financing, debt financing or other strategic funding sources. Any financing involving the issuance of equity securities or securities convertible into equity could result in dilution to our existing stockholders.

Cash Flows for the Six Months Ended June 30, 2026 and 2025

As of June 30, 2026, we had cash and cash equivalents of $5,102,528, other current assets of $597,804, current liabilities of $561,240, net working capital of $5,139,092, and a current ratio of 10.16:1. As of December 31, 2025, we had cash and cash equivalents of $7,018,931, other current assets of $128,235, current liabilities of $2,082,601, net working capital of $5,064,565, and a current ratio of 3.43:1.

The following table presents a summary of our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net cash (used in) provided by operating activities	$(1,653,751)	$1,009,610
Net cash used in investing activities	(258,402)	(2,651)
Net cash used in financing activities	(4,250)	(120,663)
Net (decrease) increase in cash and cash equivalents	(1,916,403)	886,296
Cash and cash equivalents, beginning of period	7,018,931	1,670,949
Cash and cash equivalents, end of period	$5,102,528	$2,557,245

Net Cash (Used In) Provided By Operating Activities

Net cash used in operating activities was $1,653,751 for the six months ended June 30, 2026, primarily derived from (i) net loss of $263,175, adjusted for non-cash items including deferred income tax benefits of $70,920 and realized gains on trading securities of $20,005, partially offset by operating lease expense of $104,142, depreciation and amortization of $94,286, and unrealized losses on trading securities of $19,111, and (ii) net changes in operating assets and liabilities as of June 30, 2026 compared to December 31, 2025, primarily consisting of (a) a decrease in other current liabilities of $1,436,181, (b) a decrease in accounts payable of $89,435, (c) an increase in advances to contractors of $64,291, (d) an increase in prepayments and other receivables of $58,000, and (e) a decrease in operating lease liabilities of $46,451, partially offset by (a) a decrease in accounts receivable of $109,668 and (b) a decrease in long-term prepaid expenses of $67,500.

Net cash provided by operating activities was $1,009,610 for the six months ended June 30, 2025, primarily derived from (i) net income of $95,047, adjusted for non-cash items including operating lease expense of $22,673, depreciation and amortization of $9,407, and realized losses on trading securities of $2,651, partially offset by deferred income tax benefits of $3,080, and (ii) net changes in operating assets and liabilities as of June 30, 2025 compared to December 31, 2024, primarily consisting of (a) a decrease in real estate held for sale of $907,061, (b) a decrease in accounts receivable of $18,160, and (c) a decrease in prepayments and other receivables of $9,979, partially offset by (a) a decrease in operating lease liabilities of $23,101, (b) a decrease in accounts payable of $21,300, and (c) a decrease in other current liabilities of $7,887.

Net cash used in operating activities was $1,653,751 for the six months ended June 30, 2026, compared to net cash provided by operating activities of $1,009,610 for the six months ended June 30, 2025, representing an increase in cash outflow of $2,663,361. This increase was primarily due to (i) an increase in cash outflow of $1,428,294 from changes in other current liabilities, (ii) the absence of the $907,061 cash inflow from the decrease in real estate held for sale recognized during the 2025 period, (iii) an increase in cash outflow of $263,259 attributable to net loss adjusted for non-cash items, (iv) an increase in cash outflow of $68,135 from changes in accounts payable, (v) an increase in cash outflow of $67,979 from changes in prepayments and other receivables, (vi) an increase in cash outflow of $64,291 from changes in advances to contractors, and (vii) an increase in cash outflow of $23,350 from payments for operating leases, partially offset by (i) an increase in cash inflow of $91,508 from changes in accounts receivable and (ii) a decrease in cash outflow of $67,500 from changes in long-term prepaid expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $258,402 for the six months ended June 30, 2026, primarily consisting of purchases of trading securities of $258,052, the issuance of a loan receivable of $252,000, and capitalized intangible assets of $350, partially offset by proceeds of $252,000 from the collection of the loan receivable.

Net cash used in investing activities was $2,651 for the six months ended June 30, 2025, consisting of purchases of trading securities of $274,718, substantially offset by proceeds of $272,067 from sales of trading securities.

Net Cash Used in Financing Activities

Net cash used in financing activities was $4,250 for the six months ended June 30, 2026, consisting of repayments of auto loan principal.

Net cash used in financing activities was $120,663 for the six months ended June 30, 2025, primarily consisting of repayments of related party advances of $381,000, payments of offering costs of $201,027, and repayments of auto loan principal of $3,983, partially offset by proceeds of $465,347 from related party advances.

Contractual Obligations

Our contractual obligations as of June 30, 2026 were as follows:

	1 Year or Less	More Than 1 Year	Total
Operating lease liabilities	$113,687	$208,427	$322,114
Auto loan payable	8,908	22,226	31,134
Total	$122,595	$230,653	$353,248

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026 and December 31, 2025.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenue and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenue and expenses incurred during the financial reporting period. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe that the critical accounting policies disclosed in this Quarterly Report on Form 10-Q reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. Further, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for emerging growth companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements contained in our subsequent filings with the SEC may not be comparable to other public companies.

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

The Company derives its revenues primarily from real estate services and purchases and sales of real estate through its Cash Offer program.

Real Estate Service Revenue

The Company’s real estate service revenue consists primarily of real estate agency commission for buying and selling properties for clients, and revenue generated from property management service, home renovation service, and mortgage referral service.

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

Revenue from Property Purchases and Sales through Cash Offer

The Company’s revenue from purchases and sales through its Cash Offer program primarily consists of purchasing residential properties and subsequently reselling those properties to customers within a short period of time. Under the Cash Offer program, the Company may purchase residential properties using its own capital, with title transferred to Linkhome Realty, and subsequently resell the properties to customers. Both purchase and sales transactions go through an escrow company. The Company is the principal of these transactions and recognizes revenue and cost when the property purchased is sold and escrow is closed. The Company does not recognize a significant financing component because the period between the transfer of the property to the customer and payment is generally short, typically within a few weeks or months.

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

The Company’s accounts receivable, loan receivables and certain other financial assets measured at amortized cost are within the scope of ASC Topic 326. As the Company has a limited number of customers and debtors, the Company evaluates expected credit losses based on the specific facts and circumstances of each receivable, including historical experience, the creditworthiness of customers and debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect collectibility. The Company records specific allowances when facts and circumstances indicate that a receivable is unlikely to be collected.

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

Accounts Receivable, Net

Accounts receivable represent amounts for which the Company has an unconditional right to consideration and are stated at their historical carrying amounts, net of the allowance for credit losses. The Company maintains an allowance for credit losses for estimated losses. The Company reviews accounts receivable periodically and records allowances when there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns and creditworthiness, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2026 and December 31, 2025, the Company had no allowance for credit losses.

Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds their fair value. No such events or changes in circumstances were identified during the three and six months ended June 30, 2026 and 2025, and no impairment loss was recognized related to these assets.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. For the three and six months ended June 30, 2026 and 2025, the Company did not take any uncertain tax positions that would necessitate the recognition of a related liability.

Prior to January 1, 2024, Linkhome Realty filed its income tax return under Subchapter S of the Internal Revenue Code (“IRC”) as an S-corporation, and elected to be taxed as a pass-through entity, for which the income, losses, deductions, and credits flow through to the shareholders of the company for federal income tax purposes. Effective January 1, 2024, Linkhome Realty’s tax status became a C corporation, and is subject to a federal income tax rate of 21% and California state income tax rate of 8.84%. As a parent holding company of Linkhome Realty, Linkhome Holdings was incorporated in the State of Nevada on November 6, 2023, and is only subject to a federal income tax rate of 21%. Effective for the tax year beginning January 1, 2024, and continuing thereafter unless revoked, Linkhome Holdings and Linkhome Realty have elected to file a consolidated federal income tax return.

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

In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date of ASU 2024-03. As clarified, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the existence of material weaknesses in our internal controls over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2026.

During our preparation of our Annual Report on Form 10-K/A for the year ended December 31, 2025, our management identified material weaknesses in the Company’s internal control over financial reporting related to: (i) a lack of sufficient in-house qualified accounting staff with the appropriate level of knowledge and experience in the application of U.S. GAAP and SEC financial reporting requirements; (ii) inadequate controls and segregation of duties due to limited resources and number of employees; and (iii) a lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned. As of June 30, 2026, the material weaknesses described in the Form 10-K/A had not been fully remediated.

Notwithstanding these material weaknesses, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Management continues to evaluate and implement remediation measures relating to the previously identified material weaknesses.

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

The lawsuit names certain private parties, as well as the Company and the Company’s Chief Executive Officer, as defendants. The Company was not a party to the underlying stock purchase agreement and did not receive any proceeds from the transaction. The Company and its Chief Executive Officer deny the allegations. Counsel for the Company and its Chief Executive Officer has filed a motion to dismiss the action.

The Company has notified its directors’ and officers’ liability insurance carrier regarding the matter and has submitted a claim for coverage under the applicable policy. No assurance can be given as to whether, or to what extent, any loss or defense cost relating to this matter will ultimately be covered under the policy.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2026, the Company issued 300,000 shares of its common stock to the former shareholders of Constant Investments, Inc., doing business as Mortgage One Group, as partial consideration for the acquisition described in Note 15 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The shares had an aggregate fair value of $198,000 based on the closing market price of the Company’s common stock on June 30, 2026. The shares were issued in a private transaction in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated thereunder. No underwriters were involved and no underwriting discounts or commissions were paid in connection with the issuance.

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

Linkhome Holdings Inc.

By:	/s/ Zhen Qin	Chairman of the Board and Chief Executive Officer	August 12, 2026
Zhen Qin		(Principal Executive Officer)

By:	/s/ Na Li	Chief Financial Officer and Director	August 12, 2026
Na Li		(Principal Financial and Accounting Officer)